Form 10-K
period 1993-12-31
GUARANTEED MORTGAGE CORP III
filed 1994-03-25
CIK 752302

Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III        12/31/93




                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           FORM 10-K
(Mark one)(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For fiscal year ended December 31, 1993
                                  -----------------
                               or
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-12811
                                        -------
              GUARANTEED MORTGAGE CORPORATION III
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Michigan                                      31-1054754
- -------------------------------                        -----------
(State or other jurisdiction       (I.R.S. Employer Identification No.)
 incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado     80111
- ----------------------------------------------------------------    ------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code -     (303) 740-3370
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:
                              NONE
                              ----
Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $1.00 per share
                 ---------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                                  ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K./ X /
                                                              ----
Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1994: $-0-

Number of shares of common stock outstanding as of March 1, 1994: 1,000.

Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

                             PART I
                             ------

Item 1.   Business
- -------   --------

Organization
- ------------

      Guaranteed Mortgage Corporation III (the "Company") was incorporated under the laws of the State of Michigan on October 18, 1982, as a wholly-owned limited purpose financing subsidiary of Pulte Financial Companies, Inc. ("PFCI"), a wholly-owned subsidiary of Pulte Corporation (formerly known as PHM Corporation), a publicly-owned holding company listed on the New York Stock Exchange.

Issuance of Collateralized Mortgage Bonds
- -----------------------------------------

      The Company was organized to facilitate the financing of long-term mortgage loans on single-family residential homes, including homes built by Pulte Home Corporation ("PHC"), through the issuance and sale of bonds secured by mortgage-backed securities ("Certificates") or by funding agreements with various limited-purpose financing companies ("Funding Companies") and the notes issued thereunder that are secured by
Certificates  ("Funding  Notes"),  or  by  a  combination  thereof.    Such
Certificates consist of Guaranteed Mortgage Pass-Through Certificates ("FNMA Certificates"), issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association, Fully Modified Pass-Through mortgage-backed certificates ("GNMA Certificates"), guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, Mortgage Participation Certificates ("FHLMC Certificates"), issued and guaranteed as to the full and timely payment of interest and as to the ultimate payment of principal by the Federal Home Loan Mortgage Corporation, or a combination of such Certificates. To accomplish its purpose, the Company issued collateralized mortgage bonds in series and used the net proceeds of such sales to purchase Certificates backed by mortgage loans, some of which were originated by ICM Mortgage Corporation, a wholly-owned subsidiary of PHC, and are secured by homes, some of which were built by PHC. Alternatively, the Company remitted a portion of the net proceeds of such sales of collateralized mortgage bonds in series to a Funding Company that, in turn, pledged to the Company certain Funding Notes, which, together with certain other collateral, serve as security for the obligations of that Funding Company to the Company.

     The Company, although incorporated in October, 1982 and capitalized in August, 1984, did not commence operations until it issued its first series of bonds on October 24, 1984. Prior to 1993, the Company issued fifteen series of bonds, all of which were offered and sold to the public pursuant to a registration statement filed with the Securities and Exchange Commission. The bonds had an aggregate original principal amount of $1,208,697,000, with stated annual interest rates ranging from 7.0% to 12.5%. The Company did not issue any additional series of bonds in 1993. At December 31, 1993, the Company had $270,921,793 in aggregate principal amount of bonds outstanding, with stated annual interest rates ranging from 8.50% to 9.00%. This aggregate principal amount includes $29,961,727 in outstanding aggregate principal amount of the Company's Series H Bonds, secured by Funding Notes, and $82,929,778 in outstanding aggregate principal amount of the Company's Series L and Series M Bonds, all of which are non-recourse obligations and do not represent a liability of the Company.

     Each series of the Company's bonds is secured by a separate collateral package consisting, in part, of the Certificates purchased in connection with the issuance of a bond series, or Funding Notes or a combination thereof, additional pledged GNMA certificates and cash. The collateral package for a series is pledged to NBD Bank, N.A., as trustee on behalf of the holders of the bonds of such series. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

      Under the Company's articles of incorporation and the terms of the indenture governing the issuance of the Company's collateralized mortgage bonds, the Company may only issue collateralized mortgage bonds rated in the highest category by Standard & Poor's Corporation.

Item 2.   Properties
- ------    ----------

     The Company has no material physical properties. Its primary asset is ownership of the various Certificates, and the mortgage loans underlying such Certificates, pledged to NBD Bank, N.A., as trustee, to secure the Company's collateralized mortgage bonds.

Item 3.   Legal Proceedings
- -------   -----------------

     None.

Item 4.   Submission of Matters to a Vote of
- -------   Security Holders
          ----------------------------------

      Information in response to this item is omitted pursuant to General Instruction J(2).


                            PART II
                             -------

Item 5.   Market for Registrant's Common Equity
- -------   and Related Stockholder Matters
          -------------------------------------

      The Company is a wholly-owned subsidiary of PFCI. (See "Business - Organization" in Item 1 of this Report.) Thus, there is no market for its common stock.

Item 6.   Selected Financial Data
- -------   -----------------------

      Information in response to this item is omitted pursuant to General Instruction J(2).

Item 7.   Management's Discussion and Analysis of
- -------   Financial Condition and Results of Operations
          ---------------------------------------------

Results of Operations
- ---------------------

      The Company's mortgage-backed securities (Certificates) or finance companies' notes secured by Certificates (Funding Notes) are used as collateral for associated bonds payable. Mortgage-backed securities were acquired from affiliates. Any difference between the acquisition price and the principal balance of the securities at their date of acquisition (mortgage discounts/premiums) is amortized into operations over the estimated lives of the securities.

      The Company's pretax loss before extraordinary item was $794,434 for 1993 as compared to pretax income before extraordinary item of $4,905,355 and $1,439,721 for 1992 and 1991, respectively. Earnings decreased during 1993 from 1992 primarily due to reduced net interest carry as a result of volume declines resulting from accelerated mortgage prepayments related to heavy refinancing activity in 1993.

      Earnings increased during 1992 from 1991 primarily due to gains from the sale of mortgage-backed securities in conjunction with the early redemption of certain bonds prior to scheduled maturity. This increase was partially offset by reduced interest carry (i.e. interest income less interest expense) as a result of volume declines.

      Pretax extraordinary losses from the bond extinguishments during 1993 and 1992 were $2,028,327 and $1,872,795, respectively. These losses resulted from the write-off of unamortized bond discounts and issue costs. There was no similar activity in 1991.




Financial Condition
- -------------------

     The Company will have no additional capital or liquidity requirements, assuming the mortgage-backed securities continue to pay principal and interest in accordance with their terms.

Item 8.   Financial Statements and Supplementary Data
- -------   --------------------------------------------

                                                          Page
                                                          -----
Index to Financial Statements

     Balance Sheets at December 31, 1993 and 1992           8

     Statements of Operations for the years ended
          December 31, 1993, 1992 and 1991                  9

     Statements of Shareholder's Equity for the years
          ended December 31, 1993, 1992 and 1991           10

     Statements of Cash Flows for the years
          ended December 31, 1993, 1992 and 1991           11

     Notes to Financial Statements                         13

     Report of Ernst & Young, Independent Auditors         16

BALANCE SHEETS
December 31, 1993 and 1992
                                             1993             1992
                                        -------------    ------------
Assets

Cash                                     $      1,003    $        936

Funds held by trustee                       7,621,454       8,929,984

Mortgage-backed securities                154,532,645     298,635,563

Accrued interest receivable                 1,160,553       2,295,054

Bond issue costs                              759,108       3,155,166
                                         ------------    ------------
                                         $164,074,763    $313,016,703
                                         ============    ============

Liabilities and Shareholder's Equity

Liabilities:

   Bonds payable                         $153,750,523    $297,870,947

   Accrued liabilities, primarily
   interest                                 2,354,417       4,446,453

   Due affiliates                             249,956         156,675
                                         ------------    ------------
        Total liabilities                 156,354,896     302,474,075
         ----------------                ============    ============

Shareholder's equity:

   Common stock, $1 par value; 50,000
   shares authorized; 1,000 shares
   issued and outstanding                       1,000           1,000


   Additional paid-in capital                  19,000          19,000

   Retained earnings                        7,699,867      10,522,628
                                         ------------    ------------
        Total shareholder's equity          7,719,867      10,542,628
                                         ------------    ------------
                                         $164,074,763    $313,016,703
                                         ============    ============

                             See accompanying notes.

STATEMENTS OF OPERATIONS
for the years ended December 31, 1993, 1992 and 1991
                                            1993            1992           1991
                                           ----------    ------------    -----------
                                        --                            -
Revenues:

Interest, including amortization of net
  mortgage discounts/premiums             $18,468,205     $33,379,651    $39,400,509
Gain on sale of mortgage-backed
  securities                                                4,357,636
Fee income                                     45,917          65,098         89,977
                                         ------------    ------------   ------------
                                           18,514,122      37,802,385     39,490,486
                                         ------------    ------------   ------------

Expenses:

Interest, including amortization of
  bond discounts and issue costs           19,139,112      32,560,898     37,665,823
General and administrative                    169,444         336,132        384,942
                                         ------------    ------------    -----------
                                           19,308,556      32,897,030     38,050,765
                                         ------------    ------------    -----------

Income (loss) before income tax benefit
and extraordinary item                      (794,434)       4,905,355      1,439,721

Income tax benefit                          (309,829)
                                         ------------    ------------    -----------

Income (loss) before extraordinary item     (484,605)       4,905,355      1,439,721

Extraordinary loss from early
extinguishment of debt, net of tax
benefit                                     1,237,279       1,872,795
                                         ------------     -----------    -----------
Net income (loss)                        $(1,721,884)     $ 3,032,560    $ 1,439,721
                                         ============     ===========    ===========

                                    See accompanying notes.


STATEMENTS OF SHAREHOLDER'S EQUITY
for the years ended December 31, 1993, 1992 and 1991


                                          Additional
                               Common       Paid-in      Retained
                                Stock       Capital      Earnings        Total
                             -----------  -----------    -----------    -----------
Balance January 1, 1991      $     1,000  $    19,000    $ 6,384,847    $ 6,404,847

Net income                                                 1,439,721      1,439,721
                             -----------  -----------   ------------   ------------

Balance December 31, 1991          1,000       19,000      7,824,568      7,844,568

Dividends                                                  (334,500)      (334,500)

Net income                                                 3,032,560      3,032,560
                             -----------  -----------   ------------   ------------

Balance December 31, 1992          1,000       19,000     10,522,628     10,542,628

Dividends                                                (1,100,877)    (1,100,877)

Net income                                               (1,721,884)    (1,721,884)
                             -----------  -----------   ------------   ------------

Balance December 31, 1993    $     1,000  $    19,000    $ 7,699,867    $ 7,719,867
                             ===========  ===========   ============   ============

                                   See accompanying notes.

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1993, 1992 and 1991

                                                       1993           1992           1991
                                                  -------------  --------------  -------------
Cash flows from operating activities:
  Net income (loss)                                $(1,721,884)    $  3,032,560   $  1,439,721
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Amortization of net mortgage
       premiums/discounts                               469,946        (84,046)         35,914
     Amortization of bond discounts
       and issue costs                                  690,354         930,341        702,775
     Gain on sale of mortgage-backed securities                     (4,357,636)
     Loss from early extinguishment of debt           2,028,327       1,872,795
     Provision for income tax benefit               (1,100,877)
  Operating changes in cash due to:
     Decrease in accrued interest receivable          1,134,501         829,839        311,180
     Increase in accrued liabilities                  1,804,631       2,137,350      2,844,054
                                                  -------------  --------------  -------------
           Net cash provided by operating
             activities                               3,304,998       4,361,203      5,333,644
                                                  -------------  --------------  -------------
Cash flows from investing activities:
  Principal amortization and prepayments
   of mortgage-backed securities                     68,328,709      68,680,770     39,287,981
  Transfer of mortgage-backed securities
   to holding company                                75,304,263
  Sale of mortgage-backed securities                                 41,324,074
  Decrease (increase) in funds held by trustee        1,308,530     (1,303,646)    (1,729,215)
                                                  -------------  --------------  -------------
           Net cash provided by
             investing activities                   144,941,502     108,701,198     37,558,766
                                                  -------------  --------------  -------------
Cash flows from financing activities:
  Bond principal payments                         (148,339,714)   (107,195,396)   (40,432,073)
  Increase (decrease) in due affiliates                  93,281     (5,532,009)    (2,459,919)
  Dividends to parent                                                 (334,500)
                                                  -------------  --------------  -------------
           Net cash used in financing activities  (148,246,433)   (113,061,905)   (42,891,992)
                                                  -------------  --------------  -------------



Net increase in cash                                    67                  496               418

Cash at beginning of year                              936                  440                22
                                              ------------         ------------      ------------
Cash at end of year                            $     1,003          $       936       $       440
                                              ============         ============      ============

Supplemental disclosures of cash flow information:
Cash  paid  during  the  year  for
interest
                                               $16,644,127          $29,493,207       $34,118,994
                                              ============         ============      ============
                                             See accompanying notes

NOTES TO FINANCIAL STATEMENTS           Pursuant   to   PFCI's   1991   tax
1.  Basis of presentation,  related      sharing   agreement   with   Pulte
party  transactions and significant      Corporation,  no  federal   income
accounting policies                      taxes  were provided in  1991  and
                                         1992,   because  the  consolidated
Basis of presentation                    group   did   not  incur   federal
                                         income   tax  expense.   Effective
  Guaranteed  Mortgage  Corporation      January    1,   1993,   GMC    III
III  (GMC  III)  is a  wholly-owned      implemented  the  new  method   of
financing   subsidiary   of   Pulte      accounting  for income taxes  (FAS
Financial  Companies, Inc.  (PFCI),      No.   109)  that  requires  income
which  is  a wholly-owned financing      taxes    to    be   provided    by
subsidiary   of  Pulte  Corporation      subsidiaries  based on  their  own
(formerly     known     as      PHM      results  of operations.  Beginning
Corporation).                            in  1993,  GMC  III  provided  for
  GMC  III acquired mortgage-backed      income  taxes  on  a  stand  alone
securities   from  affiliates   and      basis  at  statutory  rates.    In
entered   into  funding  agreements      1993,   the  related  income   tax
with    various   limited   purpose      benefit  was settled by a dividend
financing    companies     (funding      to  the parent corporation and did
companies),   the  notes   (funding      not represent a cash transaction.
notes)   issued  thereunder   being
secured      by     mortgage-backed      -  Certain  of GMC III's corporate
securities.   GMC III  then  issued      officers  are  also  officers   of
bonds   collateralized   by    such      PFCI,   Pulte  Corporation,   PHC,
securities  or funding notes.   The      ICM,   and/or other affiliates  of
mortgage-backed   securities    are      GMC III.
guaranteed    by   the   Government
National Mortgage Association,  the      -      PFCI     incurs     certain
Federal      National      Mortgage      administrative expenses on  behalf
Association  or  the  Federal  Home      of  GMC  III,  for which  GMC  III
Loan Mortgage Corporation.               reimburses PFCI.

Related party transactions               -  During the years ended December
                                         31,  1993, 1992 and 1991, GMC  III
   Transactions  and   arrangements      paid    $45,917,    $71,233    and
between  GMC  III and  PFCI,  Pulte      $97,996,  respectively,  to   PFCI
Corporation,  and/or   Pulte   Home      for  management  fees  related  to
Corporation   (PHC),  an   indirect      the  issuance  and  administration
wholly-owned  subsidiary  of  Pulte      of  non-recourse bonds  (see  Note
Corporation,   are  summarized   as      3).
follows:
                                         -  During the years ended December
 -  GMC  III has periodic interest-      31,  1993  and 1992, GMC III  paid
 free  cash  and non-cash  advances      dividends  to  PFCI  of   $0   and
 from  certain affiliates, the  net      $334,500, respectively.
 payable  balances  of  which  were
 $249,956  and $156,675 at December
 31,  1993  and 1992, respectively.
 Average  month-end  balances   due
 these  affiliates were  $4,784,151
 and  $3,507,118 during  the  years
 ended  December 31, 1993 and 1992,
 respectively. Advances payable  by
 GMC   III  to  affiliates   relate
 principally to the acquisition  of
 mortgage-backed securities.

 -  GMC  III's  taxable  income  is
 included  in the consolidated  tax
 returns   of   Pulte  Corporation.
                                        from 8.50% to 9.00% (7.65% to 9.25%
 NOTES TO FINANCIAL STATEMENTS,         at  December  31, 1992).   Weighted
continued                               average stated interest rates  were
                                        8.82%  and  8.69% at  December  31,
Significant accounting policies         1993  and 1992, respectively.   Two
                                        of  the bond issues have classes of
 -  Mortgage-backed securities  are     bonds with serial maturities.  Each
 stated   at   cost  adjusted   for     series  of the bonds is secured  by
 amortization   of   net   mortgage     separate  pools  of mortgage-backed
 discounts/premiums.    Unamortized     securities.    Timing    of    bond
 net    mortgage    premiums     of     retirements   is   dependent   upon
 $2,164,399    and   $894,027    at     payments   received   on   mortgage
 December   31,  1993   and   1992,     loans.    The  bonds  are   further
 respectively, are amortized  using     collateralized    by     additional
 the   interest  method  over   the     pledged  GNMA certificates  in  the
 estimated  lives of the  mortgage-     aggregate amount of $1,765,614.
 backed securities.                                Bonds payable are stated
                                        net  of discounts.  At December 31,
 -  Bond discounts and issue  costs     1993  and  1992,  unamortized  bond
 are  amortized using the  interest     discounts   were   $4,279,765   and
 method  over  the estimated  lives     $4,602,388, respectively.
 of the bonds.                                    The estimated fair market
                                        values  of  the  outstanding  bonds
 -  The rates used to amortize  net     payable  at December 31,  1993  and
 mortgage discounts/premiums,  bond     1992    were    $162,725,000    and
 discounts  and  bond  issue  costs     $302,473,000,  respectively.   This
 into   operations  are  based   on     was    estimated   using   December
 management's  estimates   of   the     secondary   market   activity   for
 remaining  lives of the  mortgage-     comparable     securities.      The
 backed   securities   and   bonds.     secondary market activity for these
 These  estimates are  periodically     specific securities is limited.
 reviewed    and    adjusted,    as                Under provisions of  the
 necessary.                             bond   indenture,  funds  held   by
                                        trustee  are restricted  so  as  to
2.  Mortgage-backed securities          assure the payment of principal and
                                        interest on the bonds to the extent
   Mortgage-backed  securities  had     of such funds.
estimated fair market values  based                As of December 31, 1993,
on    quoted   market   prices   of     $112,891,505  was  outstanding  for
$163,600,000  and  $318,600,000  at     three  series of non-recourse bonds
December   31,   1993   and   1992,     issued  by  GMC III in the  initial
respectively.                           aggregate   principal   amount   of
                                        $527,300,000, which are secured  by
 During the year ended December 31,     funding  notes  or  mortgage-backed
1993,    GMC    III    extinguished     securities  in which  GMC  III  has
$79,295,473  of its long-term  debt     nominal  or no ownership  interest.
prior  to scheduled maturity.   Due     In    accordance   with   generally
to   this   redemption,   GMC   III     accepted   accounting   principles,
transferred the related outstanding     these  series  of  bonds   are  not
collateral of $77,044,581  and  the
unamortized discount of  $1,740,318     NOTES   TO   FINANCIAL  STATEMENTS,
associated with this collateral, to     continued
its   affiliate,  Pulte   Financial
Holding Company.                        3.  Bonds payable, continued

3.  Bonds payable                       treated    as    borrowings    and,
                                        accordingly, such bonds and related
   Bonds  payable at  December  31,     collateral are not included on  the
1993 and 1992 consisted of two bond     balance sheet.
issues (eight at December 31, 1992)
with  stated interest rates ranging     4.  Extraordinary item

 During the year ended December 31,
1993,    GMC    III    extinguished
$79,295,473  of its long-term  debt
prior    to   scheduled   maturity,
resulting   in   an   extraordinary
pretax   loss of $2,028,327 due  to
the  write-off of unamortized  bond
discounts and issue costs.
 During the year ended December 31,
1992,   GMC  III  extinguished   or
notified the trustee of its  intent
to  extinguish $51,370,603  of  its
long-term  debt prior to  scheduled
maturity,    resulting    in     an
extraordinary  loss  of  $1,872,795
due to the write-off of unamortized
bond  discounts  and  issue  costs.
The funds for these extinguishments
were  obtained  from  the  sale  of
mortgage-backed  securities   which
collateralized the bonds.

REPORT OF ERNST & YOUNG

INDEPENDENT AUDITORS


The Board of Directors and Shareholder
Guaranteed Mortgage Corporation III

We  have  audited  the  accompanying balance sheets of Guaranteed  Mortgage
Corporation  III  as  of  December  31, 1993  and  1992,  and  the  related statements of income, shareholder's equity and cash flows for each  of  the
three  years  in  the  period ended December 31,  1993.   Our  audits  also
included  the  financial statement schedule listed in  the  Index  at  Item
14(a).   These financial statements and schedule are the responsibility  of the  Company's management.  Our responsibility is to express an opinion  on these financial statements and schedule based on our audits.

We  conducted  our  audits in accordance with generally  accepted  auditing standards.  Those standards require that we plan and perform the  audit  to obtain reasonable assurance about whether the financial statements are free of  material  misstatement.  An audit includes examining, on a test  basis,
evidence   supporting  the  amounts  and  disclosures  in   the   financial
statements.   An  audit  also includes assessing the accounting  principles used  and  significant estimates made by management, as well as  evaluating the  overall financial statement presentation.  We believe that our  audits provide a reasonable basis for our opinion.

As more fully described in Note 1, Guaranteed Mortgage Corporation III is a
wholly-owned financing subsidiary of Pulte Financial Companies, Inc., which in  turn  is  a  wholly-owned financing subsidiary  of  Pulte  Corporation.
Guaranteed   Mortgage  Corporation  III  has  certain   transactions   with
affiliates.

In  our opinion, the financial statements referred to above present fairly, in  all  material  respects, the financial position of Guaranteed  Mortgage
Corporation  III  at  December 31, 1993 and 1992, and the  results  of  its operations  and its cash flows for each of the three years  in  the  period ended  December 31, 1993, in conformity with generally accepted  accounting
principles.   Also,  in  our  opinion,  the  related  financial   statement
schedule,  when  considered in relation to the basic  financial  statements taken  as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to the Financial Statements, Guaranteed
Mortgage Corporation III changed its method of accounting for income taxes in 1993.


                                                              Ernst & Young
Detroit, Michigan
February 1, 1994

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure
          ----------------------------------------------

     This item is not applicable.



                            PART III
                            --------


      Information in response to this part is omitted pursuant  to  General
Instruction J(2).


                            PART IV
                            -------

Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K
          ----------------------------------------

      The following documents are filed as a part of this Annual Report on Form 10-K:

               (a)  (1)  Financial Statements

               GUARANTEED MORTGAGE CORPORATION III
                    Balance Sheets at December 31, 1993 and 1992
                    Statements of Operations for the  years
                         ended December 31, 1993, 1992 and 1991
                    Statements of Shareholder's Equity for the
                         years ended December 31, 1993, 1992 and
                         1991
                    Statements of Cash Flows for the
                         years ended December 31, 1993, 1992 and
                         1991
                    Notes to Financial Statements
                    Report of Ernst & Young, Independent Auditors

     (a)  (2)  Financial Statement Schedules

               GUARANTEED MORTGAGE CORPORATION III

               IV - Indebtedness of and to Related Parties - Not
                     Current

                          All  other schedules have been omitted since  the
               required  information  is not present,  is  not  present  in amounts sufficient to require submission of the schedule  or
               because  the  required  information  is  included   in   the
               financial statements or notes thereto.

     (a) (3)   Exhibits

                       3.1        Articles of Incorporation and By-Laws  of
                       Guaranteed   Mortgage  Corporation  III,  previously
                       filed   as   Exhibit   3.1   to   the   Registrant's
                       Registration  Statement  on Form  S-3  (Registration
                       No. 2-93045), are hereby incorporated by reference.

                       3.2        Amendment  to Articles of  Incorporation,
                       previously  filed  as Exhibit 3 to the  Registrant's
                       Current   Report   on  Form   8-K,   dated   as   of
                       September  20,  1984,  is  hereby  incorporated   by
                       reference.

                       4.1         Indenture  between  Guaranteed  Mortgage
                       Corporation III and National Bank of Detroit, as trustee, dated as of October 1, 1984, previously filed as Exhibit 4.1 to the Registrant's Current
                       Report on Form 8-K, dated as of September 20, 1984, is hereby incorporated by reference.

                       4.2        Series B Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of November 1,
                       1986,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       November   28,  1986,  is  hereby  incorporated   by
                       reference.

                       4.3        Series C Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of January  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       January   27,   1987,  is  hereby  incorporated   by
                       reference.

                       4.4        Series D Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as trustee, dated as of April  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       April 29, 1987, is hereby incorporated by reference.

                       4.5        Series E Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as trustee, dated as of  June  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       June 26, 1987, is hereby incorporated by reference.

                       4.6        Series G Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank   of   Detroit,  as  trustee,   dated   as   of
                       September 1, 1987, previously filed as Exhibit 4  to
                       the  Registrant's Current Report on Form 8-K,  dated
                       as  of September 29, 1987, is hereby incorporated by
                       reference.

                       4.7        Series F Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of October  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       October   29,   1987,  is  hereby  incorporated   by
                       reference.

                       4.8        Series H Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of November 1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       November   24,  1987,  is  hereby  incorporated   by
                       reference.

                       4.9        Series I Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of November 1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       November   25,  1987,  is  hereby  incorporated   by
                       reference.

                       4.10       Series J Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as Trustee, dated as of January  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       January   28,   1988,  is  hereby  incorporated   by
                       reference.

                       4.11       Series K Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as Trustee, dated as of February 1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       February   26,  1988,  is  hereby  incorporated   by
                       reference.

                       4.12       Series L Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as of March  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.

                       4.13       Series M Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as of March  1,
                       1988,  previously  filed  as  Exhibit  4.1  to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.

                       4.14       Series N Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as  of  May  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       May 26, 1988, is hereby incorporated by reference.

                       4.15      First Amendment to Series L Supplement  to
                       Indenture  between  Guaranteed Mortgage  Corporation
                       III and National Bank of Detroit, as Trustee, dated as of June 1, 1988, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of June 15, 1988, is hereby incorporated by reference.

                       4.16      First Amendment to Series M Supplement  to
                       Indenture  between  Guaranteed Mortgage  Corporation
                       III and National Bank of Detroit, as Trustee, dated as of June 1, 1988, previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated as of June 15, 1988, is hereby incorporated by reference.

                       4.17       Series O Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as of  July  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       July 22, 1988, is hereby incorporated by reference.

                       9.1        Pledge Agreement between Pulte  Financial
                       Companies,   Inc.,  and  First  National   Bank   of
                       Minneapolis, as pledgee, previously filed as Exhibit
                       4  to  the Registrant's Current Report on Form  8-K,
                       dated   as   of  September  20,  1984,   is   hereby
                       incorporated by reference.

                       10.1      Underwriting Agreement Standard Provisions
                       incorporated  by  reference  into  the  Underwriting
                       Agreements   filed  as  Exhibits  10.2   and   10.4,
                       previously  filed as Exhibit 1.1 to the Registrant's
                       Current Report on Form 8-K dated as of September 20,
                       1984, is hereby incorporated by reference.

                       10.2       Underwriting Agreement between Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation, on the one hand, and The First Boston Corporation, on the other, dated October 2, 1986, previously filed as Exhibit 1 to the Registrant's Current
                       Report on Form 8-K, dated as of November 28, 1986, is hereby incorporated by reference.

                       10.3        Terms   Agreement   between   Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation,
                       on  the  one hand, and The First Boston Corporation,
                       on  the  other,  dated October 2,  1986,  previously
                       filed  as  Exhibit  1.1 to the Registrant's  Current
                       Report  on Form 8-K, dated as of November 28,  1986,
                       is hereby incorporated by reference.

                       10.4       Underwriting Agreement between Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation, on the one hand, and The First Boston Corporation, on the other, dated December 9, 1986, previously filed as Exhibit 1 to the Registrant's Current
                       Report on Form 8-K, dated as of January 27, 1987, is hereby incorporated by reference.

                       10.5        Terms   Agreement   between   Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation,
                       on  the  one hand, and The First Boston Corporation,
                       on  the  other,  dated December 9, 1986,  previously
                       filed  as  Exhibit  1.1 to the Registrant's  Current
                       Report on Form 8-K, dated as of January 27, 1987, is
                       hereby incorporated by reference.

                       10.6       Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Robert W. Baird & Co. Incorporated and Morgan Keegan
                       & Company, Inc., on the other, dated April 6, 1987, previously filed as Exhibit 1 to the Registrant's
                       Current  Report on Form 8-K, dated as of  April  29,
                       1987, is hereby incorporated by reference.

                       10.7 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.6, previously filed as
                       Exhibit  1.1 to the Registrant's Current  Report  on
                       Form 8-K, dated as of April 29, 1987, is hereby incorporated by reference.

                       10.8       Underwriting Agreement between Guaranteed
                       Mortgage  Corporation  III, on  the  one  hand,  and
                       Shearson  Lehman  Brothers Inc. and  Blunt  Ellis  &
                       Loewi  Incorporated, on the other,  dated  June  11,
                       1987,   previously  filed  as  Exhibit  1   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       June 26, 1987, is hereby incorporated by reference.

                       10.9 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.8, previously filed as
                       Exhibit  1.1 to the Registrant's Current  Report  on
                       Form 8-K, dated as of June 26, 1987, is hereby incorporated by reference.

                       10.10      Underwriting Agreement between Guaranteed
                       Mortgage  Corporation  III, on  the  one  hand,  and
                       Robert  W. Baird & Co. Incorporated, A.G. Edwards  &
                       Sons,  Inc., J.J.B. Hilliard, W.L. Lyons,  Inc.  and
                       Morgan  Keegan & Company, Inc., on the other,  dated
                       August  24, 1987, previously filed as Exhibit  1  to
                       the  Registrant's Current Report on Form 8-K,  dated
                       as  of September 29, 1987, is hereby incorporated by
                       reference.
                       10.11      Underwriting Agreement Basic  Provisions,
                       incorporated  by  reference  into  the  Underwriting
                       Agreements filed as Exhibit 10.10, 10.12 and  10.15,
                       previously  filed as Exhibit 1.1 to the Registrant's
                       Current   Report   on  Form   8-K,   dated   as   of
                       September  29,  1987,  is  hereby  incorporated   by
                       reference.

                       10.12      Underwriting Agreement between Guaranteed
                       Mortgage  Corporation  III, on  the  one  hand,  and
                       Robert  W. Baird & Co. Incorporated, Blunt  Ellis  &
                       Loewi  Incorporated, Boettcher & Company,  Inc.  and
                       J.C.   Bradford   &   Co.,  on  the   other,   dated
                       September 22, 1987, previously filed as Exhibit 1 to
                       the  Registrant's Current Report on Form 8-K,  dated
                       as  of  October 29, 1987, is hereby incorporated  by
                       reference.

                       10.13      Underwriting Agreement between Guaranteed
                       Mortgage  Corporation III and Dean  Witter  Reynolds
                       Inc.,  dated November 3, 1987, previously  filed  as
                       Exhibit 1 to the Registrant's Current Report on Form
                       8-K, dated as of November 24, 1987, is hereby incorporated by reference.

                       10.14 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.13, previously filed as Exhibit 1.1 to the Registrant's Current Report on
                       Form 8-K, dated as of November 24, 1987, is hereby incorporated by reference.

                       10.15      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Robert W. Baird & Co. Incorporated, Blunt Ellis &
                       Loewi Incorporated, Boettcher & Company, Inc.,  J.C.
                       Bradford  &  Co.  and  Stifel, Nicolas  and  Company
                       Incorporated, on the other, dated October 29, 1987, previously filed as Exhibit 1 to the Registrant's
                       Current Report on Form 8-K, dated as of November 25,
                       1987, is hereby incorporated by reference.

                       10.16      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis  & Loewi Incorporated, Robert W. Baird  &  Co.
                       Incorporated and J.C. Bradford & Co, on the other, dated January 11, 1988, previously filed as Exhibit
                       1 to the Registrant's Current Report on Form 8-K, dated as of January 28, 1988, is hereby incorporated by reference.

                       10.17      Underwriting Agreement Basic  Provisions,
                       incorporated  by  reference  into  the  Underwriting
                       Agreements filed as Exhibits 10.16, 10.18, 10.23 and
                       10.24,  previously  filed  as  Exhibit  1.1  to  the
                       Registrant's Current Report on Form 8-K, dated as of
                       January   28,   1988,  is  hereby  incorporated   by
                       reference.

                       10.18      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis  & Loewi Incorporated, Robert W. Baird  &  Co.
                       Incorporated,  Boettcher  &  Co.,  Inc.  and  Piper,
                       Jaffray & Hopwood Incorporated, on the other,  dated
                       January 20, 1988, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of February 26, 1988, is hereby incorporated by reference.

                       10.19      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the other hand, and Dean Witter Reynolds Inc., on behalf of itself and the other underwriters listed on Schedule A to the Underwriting Agreement, on the other, dated January
                       28, 1988, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.

                       10.20 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.19, previously filed as Exhibit 1.1 to the Registrant's Current Report on
                       Form 8-K, dated as of March 30, 1988, is hereby incorporated by reference.

                       10.21      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the other hand, and Shearson Lehman Hutton Inc., on behalf of itself and the other underwriters listed on Schedule I to the Underwriting Agreement, on the other, dated February
                       5, 1988, previously filed as Exhibit 1.2 to the Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.

                       10.22 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.21, previously filed as Exhibit 1.3 to the Registrants' Current Report on
                       Form 8-K, dated as of March 30, 1988, is hereby incorporated by reference.

                       10.23      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis  &  Loewi Incorporated, A.G. Edwards  &  Sons,
                       Inc.  and  J.C. Bradford & Co., on the other,  dated
                       April 28, 1988, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of
                       May 26, 1988, is hereby incorporated by reference.

                       10.24      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis & Loewi Incorporated and J.C. Bradford & Co., on the other, dated June 15, 1988, previously filed as Exhibit 1 to the Registrant's Current Report on
                       Form 8-K, dated as of July 22, 1988, is hereby incorporated by reference.


                       24.1      Consent of Ernst & Young.

     (b)  Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.









              SCHEDULE IV - INDEBTEDNESS OF AND TO
                 RELATED PARTIES - NOT CURRENT
                        ($000's omitted)


                            Year Ended    Year Ended     Year Ended
                           December 31,  December 31,   December 31,
                               1993          1992           1991
                           ------------  ------------   ------------

Advances from affiliates:

Balance at beginning of
    year                           $157         $5,689         $8,149
  Additions                      80,965          1,571            684
  Reductions                   (80,872)        (7,103)        (3,144)
                           ------------   ------------   ------------

  Balance at end of year           $250           $157         $5,689
                           ============  ============  ============


                           SIGNATURES
                           ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1994.

                                   GUARANTEED MORTGAGE CORPORATION III



                                   By /s/JAMES A. WEISSENBORN
                                     --------------------------------
                                      James A. Weissenborn, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                      Title                        Date
         ----                      ------                       -----

/s/JAMES A. WEISSENBORN  President                           March 25, 1994
- ------------------------ (Principal Executive Officer)
James A. Weissenborn


/s/GREGORY M. NELSON     Vice President-Finance              March 25, 1994
- ------------------------ and Treasurer
Gregory M. Nelson        (Principal Financial Officer)
                         and Director


/s/DAVID EBLING          Vice President and Director         March 25, 1994
- ------------------------
David Ebling


/s/BRUCE E. ROBINSON     Assistant Secretary and Controller  March 25, 1994
- ------------------------ (Principal Accounting Officer)
Bruce E. Robinson











                       INDEX TO EXHIBITS
                        -----------------

                       3.1        Articles of Incorporation and By-Laws  of
                       Guaranteed   Mortgage  Corporation  III,  previously
                       filed   as   Exhibit   3.1   to   the   Registrant's
                       Registration  Statement  on Form  S-3  (Registration
                       No. 2-93045), are hereby incorporated by reference.

                       3.2        Amendment  to Articles of  Incorporation,
                       previously  filed  as Exhibit 3 to the  Registrant's
                       Current   Report   on  Form   8-K,   dated   as   of
                       September  20,  1984,  is  hereby  incorporated   by
                       reference.

                       4.1         Indenture  between  Guaranteed  Mortgage
                       Corporation III and National Bank of Detroit, as trustee, dated as of October 1, 1984, previously filed as Exhibit 4.1 to the Registrant's Current
                       Report on Form 8-K, dated as of September 20, 1984, is hereby incorporated by reference.

                       4.2        Series B Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of November 1,
                       1986,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       November   28,  1986,  is  hereby  incorporated   by
                       reference.

                       4.3        Series C Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of January  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       January   27,   1987,  is  hereby  incorporated   by
                       reference.

                       4.4        Series D Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as trustee, dated as of April  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       April 29, 1987, is hereby incorporated by reference.

                       4.5        Series E Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as trustee, dated as of  June  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       June 26, 1987, is hereby incorporated by reference.

                       4.6        Series G Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank   of   Detroit,  as  trustee,   dated   as   of
                       September 1, 1987, previously filed as Exhibit 4  to
                       the  Registrant's Current Report on Form 8-K,  dated
                       as  of September 29, 1987, is hereby incorporated by
                       reference.

                       4.7        Series F Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of October  1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       October   29,   1987,  is  hereby  incorporated   by
                       reference.

                       4.8        Series H Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of November 1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       November   24,  1987,  is  hereby  incorporated   by
                       reference.

                       4.9        Series I Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as trustee, dated as of November 1,
                       1987,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       November   25,  1987,  is  hereby  incorporated   by
                       reference.

                       4.10       Series J Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as Trustee, dated as of January  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K,  edited  as
                       of  January  1,  1988,  is  hereby  incorporated  by
                       reference.

                       4.11       Series K Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank of Detroit, as Trustee, dated as of February 1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       February   26,  1988,  is  hereby  incorporated   by
                       reference.

                       4.12       Series L Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as of March  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.

                       4.13       Series M Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as of March  1,
                       1988,  previously  filed  as  Exhibit  4.1  to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.



                       4.14       Series N Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as  of  May  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       May 26, 1988, is hereby incorporated by reference.

                       4.15      First Amendment to Series L Supplement  to
                       Indenture  between  Guaranteed Mortgage  Corporation
                       III and National Bank of Detroit, as Trustee, dated as of June 1, 1988, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of June 15, 1988, is hereby incorporated by reference.

                       4.16      First Amendment to Series M Supplement  to
                       Indenture  between  Guaranteed Mortgage  Corporation
                       III and National Bank of Detroit, as Trustee, dated as of June 1, 1988, previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated as of June 15, 1988, is hereby incorporated by reference.

                       4.17       Series O Supplement to Indenture  between
                       Guaranteed  Mortgage Corporation  III  and  National
                       Bank  of  Detroit, as Trustee, dated as of  July  1,
                       1988,   previously  filed  as  Exhibit  4   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       July 22, 1988, is hereby incorporated by reference.

                       9.1        Pledge Agreement between Pulte  Financial
                       Companies,   Inc.,  and  First  National   Bank   of
                       Minneapolis, as pledgee, previously filed as Exhibit
                       4  to  the Registrant's Current Report on Form  8-K,
                       dated   as   of  September  20,  1984,   is   hereby
                       incorporated by reference.

                       10.1      Underwriting Agreement Standard Provisions
                       incorporated  by  reference  into  the  Underwriting
                       Agreements   filed  as  Exhibit   10.2   and   10.4,
                       previously  filed as Exhibit 1.1 to the Registrant's
                       Current Report on Form 8-K dated as of September 20,
                       1984, is hereby incorporated by reference.

                       10.2       Underwriting Agreement between Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation, on the one hand, and The First Boston Corporation, on the other, dated October 2, 1986, previously filed as Exhibit 1 to the Registrant's Current
                       Report on Form 8-K, dated as of November 28, 1986, is hereby incorporated by reference.

                       10.3        Terms   Agreement   between   Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation,
                       on  the  one hand, and The First Boston Corporation,
                       on  the  other,  dated October 2,  1986,  previously
                       filed  as  Exhibit  1.1 to the Registrant's  Current
                       Report  on Form 8-K, dated as of November 28,  1986,
                       is hereby incorporated by reference.

                       10.4       Underwriting Agreement between Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation, on the one hand, and The First Boston Corporation, on the other, dated December 9, 1986, previously filed as Exhibit 1 to the Registrant's Current
                       Report on Form 8-K, dated as of January 27, 1987, is hereby incorporated by reference.

                       10.5        Terms   Agreement   between   Guaranteed
                       Mortgage Corporation III and Pulte Home Corporation,
                       on  the  one hand, and The First Boston Corporation,
                       on  the  other,  dated December 9, 1986,  previously
                       filed  as  Exhibit  1.1 to the Registrant's  Current
                       Report on Form 8-K, dated as of January 27, 1987, is
                       hereby incorporated by reference.

                       10.6       Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Robert W. Baird & Co. Incorporated and Morgan Keegan
                       & Company, Inc., on the other, dated April 6, 1987, previously filed as Exhibit 1 to the Registrant's
                       Current  Report on Form 8-K, dated as of  April  29,
                       1987, is hereby incorporated by reference.

                       10.7 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.6, previously filed as
                       Exhibit  1.1 to the Registrant's Current  Report  on
                       Form 8-K, dated as of April 29, 1987, is hereby incorporated by reference.

                       10.8       Underwriting Agreement between Guaranteed
                       Mortgage  Corporation  III, on  the  one  hand,  and
                       Shearson  Lehman  Brothers Inc. and  Blunt  Ellis  &
                       Loewi  Incorporated, on the other,  dated  June  11,
                       1987,   previously  filed  as  Exhibit  1   to   the
                       Registrant's Current Report on Form 8-K, dated as of
                       June 26, 1987, is hereby incorporated by reference.

                       10.9 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.8, previously filed as
                       Exhibit  1.1 to the Registrant's Current  Report  on
                       Form 8-K, dated as of June 26, 1987, is hereby incorporated by reference.

                       10.10      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Robert W. Baird & Co. Incorporated, A.G. Edwards &
                       Sons,  Inc., J.J.B. Hilliard, W.L. Lyons,  Inc.  and
                       Morgan  Keegan & Company, Inc., on the other,  dated
                       August 24, 1987, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of September 29, 1987, is hereby incorporated by reference.

                       10.11      Underwriting Agreement Basic  Provisions,
                       incorporated  by  reference  into  the  Underwriting
                       Agreements filed as Exhibit 10.10, 10.12 and  10.15,
                       previously  filed as Exhibit 1.1 to the Registrant's
                       Current   Report   on  Form   8-K,   dated   as   of
                       September  29,  1987,  is  hereby  incorporated   by
                       reference.

                       10.12      Underwriting Agreement between Guaranteed
                       Mortgage  Corporation  III, on  the  one  hand,  and
                       Robert  W. Baird & Co. Incorporated, Blunt  Ellis  &
                       Loewi  Incorporated, Boettcher & Company,  Inc.  and
                       J.C.   Bradford   &   Co.,  on  the   other,   dated
                       September 22, 1987, previously filed as Exhibit 1 to
                       the  Registrant's Current Report on Form 8-K,  dated
                       as  of  October 29, 1987, is hereby incorporated  by
                       reference.

                       10.13      Underwriting Agreement between Guaranteed
                       Mortgage  Corporation III and Dean  Witter  Reynolds
                       Inc.,  dated November 3, 1987, previously  filed  as
                       Exhibit 1 to the Registrant's Current Report on Form
                       8-K, dated as of November 24, 1987, is hereby incorporated by reference.

                       10.14 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.13, previously filed as Exhibit 1.1 to the Registrant's Current Report on
                       Form 8-K, dated as of November 24, 1987, is hereby incorporated by reference.

                       10.15      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Robert W. Baird & Co. Incorporated, Blunt Ellis &
                       Loewi Incorporated, Boettcher & Company, Inc.,  J.C.
                       Bradford  &  Co.  and  Stifel, Nicolas  and  Company
                       Incorporated, on the other, dated October 29, 1987, previously filed as Exhibit 1 to the Registrant's
                       Current Report on Form 8-K, dated as of November 25,
                       1987, is hereby incorporated by reference.

                       10.16      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis  & Loewi Incorporated, Robert W. Baird  &  Co.
                       Incorporated and J.C. Bradford & Co, or the other, dated January 11, 1988, previously filed as Exhibit
                       1 to the Registrant's Current Report on Form 8-K, dated as of January 28, 1988, is hereby incorporated by reference.

                       10.17      Underwriting Agreement Basic  Provisions,
                       incorporated  by  reference  into  the  Underwriting
                       Agreements  filed  as  Exhibits  10.16  and   10.18,
                       previously  filed as Exhibit 1.1 to the Registrant's
                       Current Report or Form 8-K, dated as of January  28,
                       1988, is hereby incorporated by reference.

                       10.18      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis  & Loewi Incorporated, Robert W. Baird  &  Co.
                       Incorporated,  Boettcher  &  Co.,  Inc.  and  Piper,
                       Jaffray & Hopwood Incorporated, on the other,  dated
                       January 20, 1988, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of February 26, 1988, is hereby incorporated by reference.

                       10.19      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the other hand, and Dean Witter Reynolds Inc., on behalf of itself and the other underwriters listed on Schedule A to the Underwriting Agreement, on the other, dated January
                       28, 1988, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.

                       10.20 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.19, previously filed as Exhibit 1.1 to the Registrant's Current Report on
                       Form 8-K, dated as of March 30, 1988, is hereby incorporated by reference.

                       10.21      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the other hand, and Shearson Lehman Hutton Inc., on behalf of itself and the other underwriters listed on Schedule I to the Underwriting Agreement, on the other, dated February
                       5, 1988, previously filed as Exhibit 1.2 to the Registrant's Current Report on Form 8-K, dated as of
                       March 30, 1988, is hereby incorporated by reference.

                       10.22 Underwriting Agreement Basic Provisions, incorporated by reference into the Underwriting
                       Agreement filed as Exhibit 10.21, previously filed as Exhibit 1.3 to the Registrant's Current Report on
                       Form 8-K, dated as of March 30, 1988, is hereby incorporated by reference.

                       10.23      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis  &  Loewi Incorporated, A.G. Edwards  &  Sons,
                       Inc.  and  J.C. Bradford & Co., on the other,  dated
                       April 28, 1988, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of
                       May 26, 1988, is hereby incorporated by reference.

                       10.24      Underwriting Agreement between Guaranteed
                       Mortgage Corporation III, on the one hand, and Blunt
                       Ellis & Loewi Incorporated and J.C. Bradford & Co., on the other, dated June 15, 1988, previously filed as Exhibit 1 to the Registrant's Current Report on
                       Form 8-K, dated as of July 22, 1988, is hereby incorporated by reference.

               24.1    Consent of Ernst & Young.
kgmc393.doc




                    Guaranteed Mortgage Corporation III

              Exhibit 24.1 - Consent of Independent Auditors

We  consent to the incorporation by reference in the Registration Statement
(Form S-3 No. 33-18864) of Guaranteed Mortgage Corporation III and in the related Prospectus of our report dated February 1, 1994, with respect to the financial statements and schedule of Guaranteed Mortgage Corporation
III  included in this Annual Report (Form 10-K) for the year ended December
31, 1993.

                                                              Ernst & Young

Detroit, Michigan
March 18, 1994

