Form 10-Q
period 1994-03-31
GUARANTEED MORTGAGE CORP III
filed 1994-05-16
CIK 752302

Total Pages:         11
                                              Index to Exhibits:  Page   11

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
(Mark One)                      FORM 10-Q
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1994
                                              ---------------
                                    OR
( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from               to
                                       ------------     --------------
                    Commission File Number 00-12811
                                             ---------

                     GUARANTEED MORTGAGE CORPORATION III
          ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                MICHIGAN                                 31-1054754
- - ---------------------------------------        ----------------------------
- - -
     (State or other jurisdiction of            (I.R.S. Identification No.)
      incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado      80111
- - ---------------------------------------------------------------      ------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (303) 740-3370
                                                             --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES  x       NO
      ----        ----
Number of shares of common stock outstanding as of April 30, 1994:  1,000

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

financial/quarter/gmc3.1st

                                  - 1 -


                   Guaranteed Mortgage Corporation III

                                  INDEX
                                                                    Page No
                                                                     ------
- - -

PART I    FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Balance Sheets, March 31, 1994 and December 31, 1993               3

     Statements of Operations and Retained Earnings,
       Three Months Ended March 31, 1994 and 1993                       4

     Statements of Cash Flows, Three Months Ended
        March 31, 1994 and 1993                                         5

     Notes to Financial Statements                                      6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10

PART II   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                             11





















                                  - 2 -
                      PART I.  FINANCIAL INFORMATION
                      Item 1.  Financial Statements

                   Guaranteed Mortgage Corporation III
                              Balance Sheets

                                          Unaudited          Audited
                                          March 31,        December 31,
                                            1994               1993
                                        --------------    -------------
  ASSETS
  ------

Cash                                    $       697       $       1,003
Funds held by trustee                     5,736,555           7,621,454
Mortgage-backed securities              137,858,778         154,532,645
Accrued interest receivable               1,042,917           1,160,553
Bond issue costs                            691,671             759,108
Due from affiliates                           7,313
                                        -------------     -------------
                                        $145,337,931      $ 164,074,763
                                        =============     =============

  LIABILITIES AND SHAREHOLDER'S EQUITY
  ------------------------------------

Liabilities:
   Bonds  payable                       $135,769,224     $  153,750,523
  Accrued liabilities, primarily
   interest                               2,092,063           2,354,417
  Due to affiliates                                             249,956
                                        -------------     -------------
           Total liabilities             137,861,287        156,354,896
                                        =============     =============

Shareholder's equity:
  Common stock, $1 par value; 50,000
   shares authorized; 1,000 shares
   issued and outstanding                     1,000               1,000
  Additional paid-in capital                 19,000              19,000
   Retained  earnings                     7,456,644           7,699,867
                                         -------------      -------------
           Total shareholder's equity     7,476,644           7,719,867
                                        -------------     -------------
                                        $145,337,931      $ 164,074,763
                                        =============     =============

                         See accompanying notes.

                                  - 3 -
                   Guaranteed Mortgage Corporation III
              Statements of Operations and Retained Earnings
                               (Unaudited)

                                          Three Months   Three Months
                                              Ended          Ended
                                            March 31,      March 31,
                                              1994           1993
                                          ------------   ------------
Revenues:
   Interest, including amorti-
    zation of net mortgage
    discounts/premiums                    $3,029,523     $5,935,363

   Fee income                                  9,737         13,442
                                          -----------    -----------
           Total revenues                  3,039,260      5,948,805
                                          -----------    -----------
Expenses:
   Interest, including amorti-
    zation of bond discounts
    and issue costs                        3,413,435      6,040,810

   General and administrative                 24,552         57,530
                                          -----------    -----------
           Total expenses                  3,437,987      6,098,340
                                          -----------    -----------
Loss before income tax
    benefit and extraordinary item           (398,727)      (149,535)

Income tax benefit                           (155,504)       (56,824)
                                          -----------    -----------
Loss before extraordinary item               (243,223)       (92,711)

Extraordinary loss from early
    extinguishment of debt, net
    of tax benefit ($193,513)                               (315,733)
                                          -----------    -----------
Net loss                                     (243,223)      (408,444)

Retained earnings at
  beginning of quarter                     7,699,867     10,522,628
                                          -----------    -----------
Retained earnings at
  end of quarter                          $7,456,644     $10,114,184
                                          ===========    ===========

                         See accompanying notes.

                                  - 4 -
                   Guaranteed Mortgage Corporation III
                         Statements of Cash Flows
                               (Unaudited)
                                              Three Months  Three Months
                                                  Ended         Ended
                                                March 31,     March 31,
                                                  1994          1993
                                              ------------  ------------
Cash flows from operating activities:
 Net loss                                     $  (243,223)   $ (408,444)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Amortization of net mortgage
    premiums/discounts                           177,138       113,455
   Amortization of bond discounts
    and issue costs                              194,766       197,586
   Loss from early extinguishment of debt                      509,246
   Provision for income tax benefit              (155,504)     (250,337)
 Operating changes in cash due to:
   Decrease in accrued interest receivable       117,636       330,304
   Increase in accrued liabilities               766,491       278,738
                                              -----------     ----------
    Net cash provided by operating activities    857,304       770,548
                                              -----------     ----------
Cash flows from investing activities:
 Principal amortization and prepayments
   of mortgage-backed securities              16,496,729    14,235,286
 Transfer of mortgage-backed securities
   to holding company                                       27,702,449
 Decrease in funds held by trustee             1,884,899     3,230,330
                                              -----------    -----------
    Net cash provided by investing activities 18,381,628    45,168,065
                                              -----------    -----------
Cash flows from financing activities:
 Bond principal payments                      (19,137,473)  (46,350,649)
 Increase (decrease) in due affiliates           (101,765)     411,230
                                              -----------    -----------
    Net cash used in financing activities     (19,239,238)  (45,939,419)
                                              -----------    -----------
Net decrease in cash                                 (306)         (806)
Cash at beginning of period                         1,003           936
                                              -----------    -----------
Cash at end of period                         $      697     $     130
                                              ===========    ===========
Supplemental disclosures of cash
  flow information:
Cash paid during the period for interest      $2,452,178     $5,564,485
                                              ===========    ===========
                         See accompanying notes.
                                  - 5 -
                   Guaranteed Mortgage Corporation III
                      Notes to Financial Statements
                               (Unaudited)

1.Basis   of  presentation,  related  party  transactions  and  significant accounting policies
  ------------------------------------------------------------------------

  Basis of presentation
  ---------------------
  Guaranteed Mortgage Corporation III (GMC III) is a wholly-owned financing subsidiary of Pulte Financial Companies, Inc. (PFCI), which is a wholly-owned financing subsidiary of Pulte Corporation (formerly known as PHM Corporation).

  GMC III acquired mortgage-backed securities from affiliates and entered into funding agreements with various limited purpose financing companies (funding companies), the notes (funding notes) issued thereunder being secured by mortgage-backed securities. GMC III then issued bonds collateralized by such securities or funding notes. The mortgage-backed securities are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

  Related party transactions
  --------------------------
  Transactions   and  arrangements  between  GMC  III   and   PFCI,   Pulte
  Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

     --    GMC  III has periodic  interest- free  cash  and  non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(7,313) and $249,956 at March 31, 1994 and December 31, 1993, respectively. Average month-end balances due these affiliates were $281,049 and $4,219,761 for the quarters ended March 31, 1994
     and  1993,  respectively.   Advances payable by GMC III to affiliates
     relate principally to the acquisition of mortgage-backed securities.

     --    Certain  of  GMC III's corporate officers are also  officers  of
     PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

     --   PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

     -- During the quarters ended March 31, 1994 and 1993, GMC III paid $9,737 and $13,442, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see Note 3).



                                  - 6 -

                   Guaranteed Mortgage Corporation III
                 Notes to Financial Statements, continued



  Significant accounting policies
  -------------------------------

     -- The Company adopted Statement of Accounting Standards No. 115 (FAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994, for investments held as of or acquired after that date. There was no cumulative effect as of January 1, 1994 on net income or equity as a result of the adoption of FAS No. 115. Mortgage-backed securities are classified as held-to-maturity based upon the Company's positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. Such amortization, along with interest and dividends are included in interest income.

     -- The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. All adjustments are of a normal recurring nature.

2. Mortgage-backed securities
  ---------------------------

   At March 31, 1994, mortgage-backed securities (GNMA certificates) had an estimated market value of $142,330,376, which included gross unrealized gains of $4,471,598 on securities with an amortized cost of $137,858,778. At December 31, 1993, these securities had an estimated market value of $163,612,379, which included gross unrealized gains of $9,079,734 on securities with an amortized cost of $154,532,645. Expected maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.












                                  - 7 -
                   Guaranteed Mortgage Corporation III
                 Notes to Financial Statements, continued



2. Mortgage-backed securities, continued
  --------------------------------------

  During the three months ended March 31, 1993, GMC III extinguished $29,297,000 of its long-term debt prior to scheduled maturity. Due to this redemption, GMC III transferred the related outstanding collateral of $28,948,588 and the unamortized mortgage discount of $1,246,139 associated with this collateral, to its affiliate, Pulte Financial Holding Company, resulting in an extraordinary pretax loss of $509,246 due to the write-off of unamortized bond issue costs.

3. Bonds payable
  --------------

  Bonds payable at March 31, 1994 and December 31, 1993 consisted of two bond issues with stated interest rates ranging from 8.5% to 9.0%. Weighted average stated interest rates were 8.85% and 8.82% at March 31, 1994 and December 31, 1993, respectively. Both of the bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $1,494,621.

  Bonds  payable  are  stated net of discounts.   At  March  31,  1994  and
  December 31, 1993, unamortized bond discounts were $4,152,436 and $4,279,765, respectively.

  Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

  As of March 31, 1994, $98,290,100 was outstanding for three series of non-recourse bonds issued by GMC III, in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.






                                   - 8 -
                   Guaranteed Mortgage Corporation III
                 Notes to Financial Statements, continued



4. Extraordinary item
  -------------------

  During the quarter ended March 31, 1993, GMC III extinguished $29,297,000 of its long-term debt prior to scheduled maturity, resulting in pretax extraordinary losses of $509,200 due to the write-off of unamortized bond issue costs.

  The funds for this extinguishment were obtained from the sale of mortgage-backed securities which collateralized the bond.



































                                  - 9 -
                   Guaranteed Mortgage Corporation III


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations
  ---------------------

  The Company's mortgage-backed securities are used as collateral for associated bonds payable. Mortgage-backed securities were acquired from affiliates. Any difference between the acquisition price and the principal  balance  of  the  securities  at  their  date  of  acquisition
  (mortgage discounts/premiums) are amortized into operations over the estimated lives of the securities.

  The Company's pretax loss before extraordinary item was $398,727 and $149,535 for the quarters ended March 31, 1994 and 1993, respectively. Earnings have decreased, during 1994 from 1993, primarily due to the reduced interest carry (i.e. interest income less interest expense) as a result of volume declines due to mortgage prepayments and bond redemptions.

  Pretax extraordinary losses from bond extinguishments during the first quarter of 1993 were $509,246. These losses resulted from the write-off of unamortized bond issue costs. There was no similar activity in the comparable period in 1994.

  Financial Condition
  -------------------

  It is anticipated that the Company will have no additional capital or liquidity requirements, assuming the mortgage-backed securities continue to pay principal and interest in accordance with their terms.
















                                  - 10 -
                       PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits.  No exhibits are required to  be filed with this report.

               (b) Reports on Form 8-K.  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.


                                SIGNATURES

Pursuant  to the requirements of the Securities Exchange Act of  1934,  the registrant  has duly caused this report to be signed on its behalf  by  the undersigned thereunto duly authorized.


                   Guaranteed Mortgage Corporation III



     May 16, 1994             By:   /s/ James A. Weissenborn
- - -------------------------          -------------------------------
       (Date)                      James A. Weissenborn, President
                                   (Principal Executive Officer)



     May 16, 1994             By:   /s/ Bruce E. Robinson
- - ------------------------           ------------------------------
       (Date)                      Bruce E. Robinson, Controller
                                   (Principal Accounting Officer)














                                  - 11 -