Form 10-Q
period 1994-06-30
GUARANTEED MORTGAGE CORP III
filed 1994-08-15
CIK 752302

                                                           Total Pages:       10
                                                     Index to Exhibits:  Page 10

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(MARK ONE)                         FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

 ( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                         Commission File Number 0-12811

                        GUARANTEED MORTGAGE CORPORATION III
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                  31-1054754
(State or other jurisdiction of             (I.R.S. Identification No.)
 incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado      80111
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code             (303) 740-3370


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  x       NO

Number of shares of common stock outstanding as of July 31, 1994:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                      GUARANTEED MORTGAGE CORPORATION III

                                     INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I        FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets, June 30, 1994 and December 31, 1993                                                   3

          Statements of Operations and Retained Earnings,
            Three Months Ended June 30, 1994 and June 30, 1993 and
            Six Months Ended June 30, 1994 and June 30, 1993                                                    4

          Statements of Cash Flows, Six Months Ended
            June 30, 1994 and June 30, 1993                                                                     5

          Notes to Financial Statements                                                                         6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                               9

PART II       OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                 10

SIGNATURES                                                                                                     10

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                      GUARANTEED MORTGAGE CORPORATION III
                                 BALANCE SHEETS

                                                                UNAUDITED                       AUDITED
                                                                JUNE 30,                      DECEMBER 31,
                                                                  1994                           1993
                                                               ------------                   -------------
  ASSETS
  ------

Cash                                                           $        911                   $      1,003

Funds held by trustee                                             3,794,305                      7,621,454

Mortgage-backed securities                                      126,505,438                    154,532,645

Accrued interest receivable                                         957,217                      1,160,553

Bond issue costs                                                    630,335                        759,108

Due from affiliates                                                 121,091
                                                               ------------                   ------------

                                                               $132,009,297                   $164,074,763
                                                               ============                   ============

  LIABILITIES AND SHAREHOLDER'S EQUITY
  ------------------------------------

Liabilities:

  Bonds payable                                                $122,851,105                   $153,750,523

  Accrued liabilities, primarily
    interest                                                      1,903,091                      2,354,417

  Due to affiliates                                                                                249,956
                                                               ------------                   ------------

     Total liabilities                                          124,754,196                    156,354,896
                                                               ------------                   ------------

Shareholder's equity:

  Common stock, $1 par value; 50,000
    shares authorized; 1,000 shares
    issued and outstanding                                            1,000                          1,000

  Additional paid-in capital                                         19,000                         19,000

  Retained earnings                                               7,235,101                      7,699,867
                                                               ------------                   ------------

     Total shareholder's equity                                   7,255,101                      7,719,867
                                                               ------------                   ------------

                                                               $132,009,297                   $164,074,763
                                                               ============                   ============


                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                THREE MONTHS           THREE MONTHS        SIX MONTHS             SIX MONTHS
                                    ENDED                 ENDED              ENDED                  ENDED
                                   JUNE 30,              JUNE 30,           JUNE 30,               JUNE 30,
                                    1994                  1993                1994                  1993
                                -----------            ------------        ----------             -----------
Revenues:

  Interest, including
    amortization of
    net mortgage
    discounts/premiums          $ 2,744,958            $ 5,139,229         $ 5,774,482            $11,074,592

  Fee income                          8,045                 11,473              17,781                 24,915
                                -----------            -----------         -----------            -----------

      Total revenues              2,753,003              5,150,702           5,792,263             11,099,507
                                -----------            -----------         -----------            -----------

Expenses:

  Interest, including
    amortization of
    bond discounts
    and issue costs               3,092,576              5,180,817           6,506,011             11,221,626

  General and
    administrative                   23,612                 51,611              48,164                109,142
                                -----------            -----------         -----------            -----------

      Total expenses              3,116,188              5,232,428           6,554,175             11,330,768
                                -----------            -----------         -----------            -----------

Loss before income
  tax benefit and
  extraordinary item               (363,185)               (81,726)           (761,912)              (231,261)

Income tax benefit                 (141,642)               (31,056)           (297,146)               (87,880)
                                -----------            -----------         -----------            -----------

Loss before
  extraordinary item               (221,543)               (50,670)           (464,766)              (143,381)

Extraordinary loss from
  early extinguishment
  of debt, net of tax
  benefits                                                (941,830)                                (1,257,563)
                                -----------            -----------         -----------            -----------

Net loss                           (221,543)              (992,500)           (464,766)            (1,400,944)

Retained earnings at
  beginning of period             7,456,644             10,114,184           7,699,867             10,522,628
                                -----------            -----------         -----------            -----------

Retained earnings at
  end of period                 $ 7,235,101            $ 9,121,684         $ 7,235,101            $ 9,121,684
                                ===========            ===========         ===========            ===========


                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   SIX MONTHS                SIX MONTHS
                                                                      ENDED                     ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                                      1994                      1993
                                                                  ------------              ------------
Cash flows from operating activities:
   Net loss                                                       $   (464,766)             $ (1,400,944)
   Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Amortization of net mortgage
         premiums/discounts                                            340,700                   202,119
        Amortization of bond discounts
         and issue costs                                               386,001                   379,670
        Loss from early extinguishment
         of debt                                                                               2,028,327
        Provision for income tax benefit                              (297,146)                 (858,643)
   Operating changes in cash due to:
        Decrease in accrued interest
         receivable                                                    203,336                   661,897
        Increase in accrued liabilities                              1,629,212                   586,165
                                                                  ------------              ------------

           Net cash provided by
             operating activities                                    1,797,337                 1,598,591
                                                                  ------------              ------------

Cash flows from investing activities:
   Principal amortization and prepayments
     of mortgage-backed securities                                  27,686,507                33,370,952
   Transfer of mortgage-backed securities
     to holding company                                                                       51,692,185
   Decrease (increase) in funds held by
     trustee                                                         3,827,149               (24,179,490)
                                                                  ------------              ------------

           Net cash provided by
             investing activities                                   31,513,656                60,883,647
                                                                  ------------              ------------

Cash flows from financing activities:
   Bond principal payments                                         (33,237,183)              (87,157,853)
   Increase (decrease) in due affiliates                               (73,902)               24,674,944
                                                                  ------------              ------------

           Net cash used in financing
             activities                                            (33,311,085)              (62,482,909)
                                                                  ------------              ------------

Net decrease in cash                                                       (92)                     (671)

Cash at beginning of period                                              1,003                       936
                                                                  ------------              ------------

Cash at end of period                                             $        911              $        265
                                                                  ============              ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the period for interest                          $  4,490,797              $ 10,255,790
                                                                  ============              ============

                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION, RELATED PARTY TRANSACTIONS AND SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   Guaranteed Mortgage Corporation III (GMC III) is a wholly-owned financing subsidiary of Pulte Financial Companies, Inc. (PFCI), which is a wholly-owned financing subsidiary of Pulte Corporation.

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

   RELATED PARTY TRANSACTIONS

   Transactions and arrangements between GMC III and PFCI, Pulte Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

   -- GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(121,091) and $249,956 at June 30, 1994 and December 31, 1993, respectively.
      Average month-end balances due these affiliates were $225,670 and $9,244,994 for the six months ended June 30, 1994 and 1993, respectively. Advances payable by GMC III to affiliates relate principally to the acquisition of mortgage-backed securities.

   -- Certain of GMC III's corporate officers are also officers of PFCI, Pulte
      Corporation, PHC, ICM, and/or other affiliates of GMC III.

   -- PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

   -- During the six months ended June 30, 1994 and 1993, GMC III paid $17,781 and $25,915, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see Note 3).

                      GUARANTEED MORTGAGE CORPORATION III
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


   SIGNIFICANT ACCOUNTING POLICIES

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

2. MORTGAGE-BACKED SECURITIES

   At June 30, 1994, mortgage-backed securities (GNMA certificates) had an estimated market value of $128,984,348, which included gross unrealized gains of $2,478,910 on securities with an amortized cost of $126,505,438. At December 31, 1993, these securities had an estimated market value of $163,612,379, which included gross unrealized gains of $9,079,734 on securities with an amortized cost of $154,532,645. Expected maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

   During the six months ended June 30, 1993, GMC III extinguished $53,695,473 of its long-term debt prior to scheduled maturity. Due to this redemption, GMC III transferred the related outstanding collateral of $52,525,818 and the unamortized discount of $833,633 associated with this collateral, to its affiliate, Pulte Financial Holding Company.

3. BONDS PAYABLE

   Bonds payable at June 30, 1994 and December 31, 1993 consisted of two bond issues with stated interest rates ranging from 8.5% to 9.0%. Weighted average stated interest rates were 8.88% and 8.82% at June 30, 1994 and December 31, 1993, respectively. Both of the bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $1,356,081.

                      GUARANTEED MORTGAGE CORPORATION III
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


3. BONDS PAYABLE, CONTINUED

   Bonds payable are stated net of discounts. At June 30, 1994 and December 31, 1993, unamortized bond discounts were $4,022,537 and $4,279,765, respectively.

   Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

   As of June 30, 1994, $87,786,943 was outstanding for three series of non-recourse bonds issued by GMC III, in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.

4. EXTRAORDINARY ITEM

   During the six months ended June 30, 1993, GMC III extinguished, or notified the trustee of its intent to extinguish, $79,295,473 of its long-term debt prior to scheduled maturity, resulting in an extraordinary pretax loss of $2,028,327, due to the write-off of unamortized bond discounts and issue costs. Tax benefits related to these extraordinary losses amounted to $577,251 and $770,763 for the three months and six months ended June 30, 1993, respectively.

   The funds for these extinguishments were obtained from the sale of mortgage-backed securities which collateralized the bond.

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

   The Company's pretax loss before extraordinary item was $363,185 and $761,912 for the quarter and six months ended June 30, 1994, respectively, as compared to $81,726 and $231,261 for the respective periods in 1993. Earnings have decreased, during 1994 from 1993, primarily due to the reduced interest carry (i.e. interest income less interest expense) as a result of volume declines due to mortgage prepayments and bond redemptions.

   Pretax extraordinary losses from bond extinguishments during the six months ended June 30, 1993 were $2,028,327. These losses resulted from the write-off of unamortized bond discounts and bond issue costs. There was no similar activity in the comparable period in 1994.

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

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      GUARANTEED MORTGAGE CORPORATION III



August 12, 1994                         By: /s/ James A. Weissenborn
- - ------------------                         ------------------------------------
    (Date)                                 James A. Weissenborn, President
                                            (Principal Executive Officer)


August 12, 1994                         By: /s/ Bruce E. Robinson
- - ------------------                         ------------------------------------
   (Date)                                  Bruce E. Robinson, Controller
                                            (Principal Accounting Officer)