Form 10-Q
period 1994-09-30
GUARANTEED MORTGAGE CORP III
filed 1994-11-14
CIK 752302

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(MARK ONE)                          FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM               TO
                                     -------------   -------------

                          Commission File Number 0-12811

                      GUARANTEED MORTGAGE CORPORATION III
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                 31-1054754
(State or other jurisdiction of            (I.R.S. Identification No.)
 incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado       80111
         (Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number, including area code  (303) 740-3370

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES /X/     NO / /

Number of shares of common stock outstanding as of October 31, 1994:  1,000

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                      GUARANTEED MORTGAGE CORPORATION III

                                     INDEX

                                                               PAGE NO.
                                                               --------
PART I    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

       Balance Sheets, September 30, 1994 and
         December 31, 1993                                          3

       Statements of Operations and Retained Earnings,
         Three Months Ended September 30, 1994 and
            September 30, 1993 and
         Nine Months Ended September 30, 1994 and
            September 30, 1993                                      4

       Statements of Cash Flows, Nine Months Ended
         September 30, 1994 and September 30, 1993                  5

       Notes to Financial Statements                                6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9


PART II  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      10


SIGNATURES                                                         10

                                            PART I.  FINANCIAL INFORMATION

                                            ITEM 1.  FINANCIAL STATEMENTS

                                          GUARANTEED MORTGAGE CORPORATION III

                                                     BALANCE SHEETS
                                                      (Unaudited)

                                                                        SEPTEMBER 30,                DECEMBER 31,
                                                                            1994                         1993
                                                                        -------------                -------------
          ASSETS
Cash                                                                     $         86                 $      1,003

Funds held by trustee                                                       2,972,268                    7,621,454

Mortgage-backed securities                                                120,535,326                  154,532,645

Accrued interest receivable                                                   919,864                    1,160,553

Bond issue costs                                                              574,815                      759,108

Due from affiliates                                                           294,484
                                                                         ------------                 ------------

                                                                         $125,296,843                 $164,074,763
                                                                         ============                 ============

          LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

  Bonds payable                                                          $116,429,353                 $153,750,523

  Accrued liabilities, primarily
   interest                                                                 1,807,737                    2,354,417

  Due to affiliates                                                                                        249,956
                                                                         ------------                 ------------

           Total liabilities                                              118,237,090                  156,354,896
                                                                         ------------                 ------------

Shareholder's equity:

  Common stock, $1 par value; 50,000
    shares authorized; 1,000 shares
    issued and outstanding                                                      1,000                        1,000

  Additional paid-in capital                                                   19,000                       19,000

  Retained earnings                                                         7,039,753                    7,699,867
                                                                         ------------                 ------------
           Total shareholder's equity                                       7,059,753                    7,719,867
                                                                         ------------                 ------------
                                                                         $125,296,843                 $164,074,763
                                                                         ============                 ============

                                                See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                   THREE MONTHS          THREE MONTHS            NINE MONTHS           NINE MONTHS
                                      ENDED                  ENDED                  ENDED                 ENDED
                                     SEPTEMBER             SEPTEMBER              SEPTEMBER             SEPTEMBER
                                     30, 1994              30, 1993               30, 1994              30, 1993
                                   ------------          ------------           ------------           -----------
Revenues:

   Interest, including
    amortization of
    net mortgage
    discounts/premiums              $2,594,025            $3,933,542            $ 8,368,508            $15,008,134
   Fee income                            7,232                10,305                 25,014                 35,220
                                    ----------            ----------            -----------            -----------
       Total revenues                2,601,257             3,943,847              8,393,522             15,043,354
                                    ----------            ----------            -----------            -----------
Expenses:

   Interest, including
    amortization of bond
    discounts and issue
    costs                            2,900,471             4,122,131              9,406,482             15,343,757

   General and
    administrative                      21,029                34,661                 69,194                143,803
                                    ----------            ----------            -----------            -----------
       Total expenses                2,921,500             4,156,792              9,475,676             15,487,560
                                    ----------            ----------            -----------            -----------
Loss before income
    tax benefit and
    extraordinary
    item                              (320,243)             (212,945)            (1,082,154)              (444,206)

Income tax benefit                    (124,895)              (80,919)              (422,040)              (168,799)
                                    ----------            ----------            -----------            -----------

Loss before
    extraordinary item                (195,348)             (132,026)              (660,114)              (275,407)

Extraordinary loss from
    early extinguishment
    of debt, net of tax
    benefit                                                                                             (1,257,563)
                                    ----------            ----------            -----------            -----------
Net loss                              (195,348)             (132,026)              (660,114)            (1,532,970)

Retained earnings at
  beginning of period                7,235,101             9,121,684              7,699,867             10,522,628
                                    ----------            ----------            -----------            -----------
Retained earnings at
  end of period                     $7,039,753            $8,989,658            $ 7,039,753            $ 8,989,658
                                    ==========            ==========            ===========            ===========


                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      NINE MONTHS          NINE MONTHS
                                                         ENDED                ENDED
                                                        SEPTEMBER            SEPTEMBER
                                                        30, 1994              30, 1993
                                                      -----------           -----------
Cash flows from operating activities:
 Net loss                                           $   (660,114)         $  (1,532,970)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
     Amortization of net mortgage
      premiums/discounts                                 491,658                309,130
     Amortization of bond discounts
      and issue costs                                    574,318                516,437
     Loss from early extinguishment
      of debt                                                                 2,028,327
     Provision for income tax benefit                   (422,040)              (939,563)
 Operating changes in cash due to:
     Decrease in accrued interest receivable             240,689                995,784
     Increase in accrued liabilities                   2,608,906              1,049,017
                                                    ------------          -------------
        Net cash provided by operating
          activities                                   2,833,417              2,426,162
                                                    ------------          -------------
Cash flows from investing activities:
    Principal amortization and prepayments
      of mortgage-backed securities                   33,505,660             50,281,074
    Transfer of mortgage-backed securities
      to holding company                                                     75,304,263
    Decrease in funds held by trustee                  4,649,186              1,724,263
                                                    ------------          -------------
         Net cash provided by investing
           activities                                 38,154,846            127,309,600
                                                    ------------          -------------
Cash flows from financing activities:
    Bond principal payments                          (40,866,780)          (129,873,484)
    Increase (decrease) in due affiliates               (122,400)               137,123
                                                    ------------          -------------
         Net cash used in financing
           activities                                (40,989,180)          (129,736,361)
                                                    ------------          -------------
Net decrease in cash                                        (917)                  (599)

Cash at beginning of period                                1,003                    936
                                                    ------------          -------------

Cash at end of period                               $         86          $         337
                                                    ============          =============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for interest            $  6,223,257          $  13,778,303
                                                    ============          =============

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

   RELATED PARTY TRANSACTIONS

   Transactions and arrangements between GMC III and PFCI, Pulte Corporation and/or Pulte Home Corporation (PHC), an indirect wholly- owned subsidiary of Pulte Corporation are summarized as follows:

   -- GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(294,484) and $249,956 at September 30, 1994 and December 31, 1993,
       respectively. Average month-end balances due these affiliates were $286,075 and $6,307,469 for the nine months ended September 30, 1994 and 1993, respectively. Advances payable by GMC III to affiliates related principally to the acquisition of mortgage-backed securities.

   -- Certain of GMC III's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

   -- PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

   -- During the nine months ended September 30, 1994 and 1993, GMC III paid $25,014 and $35,219, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see Note 3).

   SIGNIFICANT ACCOUNTING POLICIES

   --  The Company adopted Statement of Accounting Standards No. 115 (FAS No.
       115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994, for investments held as of or acquired after that date. There was no cumulative effect as of January 1, 1994 on net income or equity

                      GUARANTEED MORTGAGE CORPORATION III

    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


2.  MORTGAGE-BACKED SECURITIES

    At September 30, 1994, mortgage-backed securities (GNMA certificates) had an estimated market value of $121,828,073, which included gross unrealized gains of $1,292,747 on securities with an amortized cost of $120,535,326. At December 31, 1993, these securities had an estimated market value of $163,612,379, which included gross unrealized gains of $9,079,734 on securitie with an amortized cost of $154,532,645. Expected maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

    During the nine months ended September 30, 1993, GMC III extinguished $79,295,473 of its long-term debt prior to scheduled maturity. Due to this redemption, GMC III transferred the related outstanding collateral of $77,044,581 and the unamortized discount of $1,740,318 associated with this collateral, to its affiliate, Pulte Financial Holding Company.

3.  BONDS PAYABLE

    Bonds payable at September 30, 1994 and December 31, 1993 consisted of two bond issues with stated interest rates ranging from 8.50% to 9.0% for both periods. Weighted average stated interest rates were 8.88% and 8.82% at September 30, 1994 and December 31, 1993, respectively. Both of the bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $1,257,311.

    Bonds payable are stated net of discounts. At September 30, 1994 and December 31, 1993, unamortized bond discounts were $3,889,740 and $4,279,765, respectively.

                      GUARANTEED MORTGAGE CORPORATION III

3.  BONDS PAYABLE (CONTINUED)

    Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

    As of September 30, 1994, $79,465,967 was outstanding for three series of non-recourse bonds issued by GMC III, in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.


4.  EXTRAORDINARY ITEM

    During the nine months ended September 30, 1993, GMC III extinguished $79,295,473 of its long-term debt prior to scheduled maturity, resulting in an extraordinary pretax loss of $2,028,327 due to the write-off of unamortized bond discounts and issue costs. Tax benefits related to these extraordinary losses amounted to $770,763, for the nine months ended September 30, 1993.

    The funds for these extinguishments were obtained from the sale of mortgage-backed securities which colateralized the bond.

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

  The Company's pretax loss before extraordinary item was $320,243 and $1,082,154 for the quarter and nine months ended September 30, 1994, respectively, as compared to $212,945 and $444,206 for the respective periods in 1993. Earnings have decreased during 1994 from 1993 primarily due to the reduced interest carry (i.e. interest income less interest expense) as a result of volume declines due to mortgage prepayments and bond redemptions.

  Pretax extraordinary losses from bond extinguishments during the nine months ended September 30, 1993, were $2,028,327. These losses resulted from the writeoff of unamortized bond discounts and bond issue costs. There was no similar activity in the comparable period in 1994.



  FINANCIAL CONDITION

  It is anticipated that the Company will have no additional capital or liquidity requirements, assuming the mortgage-backed securities continue to pay principal and interest in accordance with their terms.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibit is required to be filed as part of this report as required under 601c(2) of Regulation S-K: 27. Financial Data Schedule for the 10-Q for the Quarter ended September 30, 1994.

  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      GUARANTEED MORTGAGE CORPORATION III



    November 14, 1994                    By: /s/ JAMES A. WEISSENBORN
    -----------------                        -------------------------------
        (Date)                               James A. Weissenborn, President
                                             (Principal Executive Officer)


    November 14, 1994                    By: /s/ BRUCE E. ROBINSON
    -----------------                        -------------------------------
        (Date)                               Bruce E. Robinson, Controller
                                             (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION                          PAGE
- -----------                  -----------------------              ----

    27                       Financial Data Schedule