Form 10-K405
period 1994-12-31
GUARANTEED MORTGAGE CORP III
filed 1995-03-21
CIK 752302

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
        (Mark one) (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended DECEMBER 31, 1994
                                          -----------------
                                       or
                   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12811
        --------------------------------------------------------------
                      GUARANTEED MORTGAGE CORPORATION III
        --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                           31-1054754
     --------------------------------   ------------------------------------
     (State or other jurisdiction      (I.R.S. Employer Identification No.)
    incorporation or organization)

   6061 SOUTH WILLOW DRIVE, SUITE 301, GREENWOOD VILLAGE, COLORADO     80111
   ---------------------------------------------------------------  -----------
             (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code -   (303) 740-3370
                                                           --------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
                                     ----
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                             ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                                             -----
Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1995: $-0-

Number of shares of common stock outstanding as of March 1, 1995: 1,000.

Registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

                                                                      Year Ended
FORM 10-K                GUARANTEED MORTGAGE CORPORATION III           12/31/94



                                     PART I

ITEM 1.  BUSINESS

Organization

         Guaranteed Mortgage Corporation III (the "Company") was incorporated under the laws of the State of Michigan on October 18, 1982, as a wholly-owned limited purpose financing subsidiary of Pulte Financial Companies, Inc. ("PFCI"), a wholly-owned subsidiary of Pulte Corporation, a publicly-owned holding company listed on the New York Stock Exchange.

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

         The Company, although incorporated in October, 1982 and capitalized in August, 1984, did not commence operations until it issued its first series of bonds on October 24, 1984. Prior to 1994, the Company issued fifteen series of bonds, all of which were offered and sold to the public pursuant to a registration statement filed with the Securities and Exchange Commission. The bonds had an aggregate original principal amount of $1,208,697,000, with stated annual interest rates ranging from 7.0% to 12.5%. The Company did not issue any additional series of bonds in 1994. At December 31, 1994, the Company had $189,715,500 in aggregate principal amount of bonds outstanding, with stated annual interest rates ranging from 8.50% to 9.00%. This aggregate principal amount includes $21,860,006 in outstanding aggregate principal amount of the Company's Series H Bonds, secured by Funding Notes, and $53,024,658 in outstanding aggregate principal amount of the Company's Series L and Series M Bonds, all of which are non-recourse obligations and do not represent a liability of the Company.

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

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94


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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

         Information in response to this item is omitted pursuant to General Instruction J(2).



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's mortgage-backed securities (Certificates) or finance companies' notes secured by Certificates (Funding Notes) are used as collateral for associated bonds payable. Mortgage-backed securities were acquired from affiliates. Any difference between the acquisition price and the principal balance of the securities at their date of acquisition (mortgage discounts/premiums) was amortized into operations as an adjustment of mortgage yield.

         The Company's pretax income (loss) before extraordinary item was $(7,204,441) for 1994 as compared to pretax income (loss) before extraordinary item of $(794,434) and $4,905,355 for 1993 and 1992, respectively. Earnings decreased during 1994 as compared to 1993 primarily due to increased amortization of mortgage discounts, bond discounts and bond issue costs as a result of GMC III changing its accounting

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94


estimate of amortization speeds in December, 1994 due to greater than expected prepayment experience.

         Earnings decreased during 1993 from 1992 primarily due to reduced net interest carry as a result of volume declines resulting from accelerated mortgage prepayments related to heavy refinancing activity in 1993.

         Pretax extraordinary losses from the bond extinguishments during 1993 and 1992 were $2,028,327 and $1,872,795, respectively. These losses resulted from the write-off of unamortized bond discounts and issue costs. There was no similar activity in 1994.


Financial Condition

         The Company will have no additional capital or liquidity requirements, assuming the mortgage-backed securities continue to pay principal and interest in accordance with their terms.

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
Index to Financial Statements

         Balance Sheets at December 31, 1994 and 1993                    6

         Statements of Operations for the years ended
                 December 31, 1994, 1993 and 1992                        7

         Statements of Shareholder's Equity for the years
                 ended December 31, 1994, 1993 and 1992                  8

         Statements of Cash Flows for the years
                 ended December 31, 1994, 1993 and 1992                  9

         Notes to Financial Statements                                  10

         Report of Ernst & Young LLP, Independent Auditors              12


                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94



BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

                                                                                1994              1993
                                                                          ----------------  ---------------

ASSETS

Cash  . . . . . . . . . . . . . . . . . . . . .                            $         450      $      1,003

Funds held by trustee . . . . . . . . . . . . .                                2,275,383         7,621,454

Mortgage-backed securities  . . . . . . . . . .                              114,015,107       154,532,645

Accrued interest receivable . . . . . . . . . .                                  869,788         1,160,553

Bond issue costs  . . . . . . . . . . . . . . .                                                    759,108
                                                                           -------------      ------------
                                                                           $ 117,160,728      $164,074,763
                                                                           =============      ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

   Bonds payable  . . . . . . . . . . . . . . .                            $ 114,830,836      $153,750,523

   Accrued liabilities, primarily interest  . .                                1,727,987         2,354,417

   Due affiliates . . . . . . . . . . . . . . .                                   86,479           249,956
                                                                          --------------       -----------
        Total liabilities . . . . . . . . . . .                              116,645,302       156,354,896
                                                                          --------------       -----------

Shareholder's equity:

   Common stock, $1 par value; 50,000 shares
     authorized; 1,000 shares issued and
     outstanding  . . . . . . . . . . . . . . .                                    1,000             1,000

   Additional paid-in capital . . . . . . . . .                                   19,000            19,000

   Retained earnings  . . . . . . . . . . . . .                                  495,426         7,699,867
                                                                          --------------      ------------
        Total shareholder's equity  . . . . . .                                  515,426         7,719,867
                                                                          --------------      ------------
                                                                           $ 117,160,728      $164,074,763
                                                                          ==============      ============


                            See accompanying notes.

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94




STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                            1994              1993               1992
                                                                      ---------------   ---------------    ----------------
Revenues:

  Interest, including amortization of net
    mortgage discounts/premiums . . . . . . . . . . . .                   $ 9,324,263         $18,468,205       $33,379,651
  Gain on sale of mortgage-backed securities  . . . . .                                                           4,357,636
  Fee income  . . . . . . . . . . . . . . . . . . . . .                        33,303              45,917            65,098
                                                                          -----------         -----------       -----------
                                                                            9,357,566          18,514,122        37,802,385
                                                                          -----------         -----------       -----------

Expenses:

  Interest, including amortization of bond
    discounts and issue costs . . . . . . . . . . . .                      16,464,805          19,139,112        32,560,898
  General and administrative  . . . . . . . . . . . .                          97,202             169,444           336,132
                                                                          -----------         -----------       -----------
                                                                           16,562,007          19,308,556        32,897,030
                                                                          -----------         -----------       -----------

Income (loss) before income tax benefit and
  extraordinary item  . . . . . . . . . . . . . . .                        (7,204,441)           (794,434)        4,905,355

Income tax benefit  . . . . . . . . . . . . . . . .                        (2,809,732)           (309,829)
                                                                          -----------         -----------       -----------

Income (loss) before extraordinary item . . . . . . .                      (4,394,709)          (484,605)         4,905,355

Extraordinary loss from early extinguishment of
  debt, net of tax benefit  . . . . . . . . . . . . .                                          (1,237,279)       (1,872,795)
                                                                          -----------         -----------       -----------
Net income (loss) . . . . . . . . . . . . . . . . . .                     $(4,394,709)        $(1,721,884)      $ 3,032,560
                                                                          ===========         ===========       ===========



                            See accompanying notes.

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94




STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                            ADDITIONAL
                                               COMMON         PAID-IN          RETAINED
                                                STOCK         CAPITAL          EARNINGS           TOTAL
                                            ------------- ---------------  ----------------  ----------------

Balance January 1, 1992 . . . . . . . . .        1,000           19,000       7,824,568           7,844,568

Dividends . . . . . . . . . . . . . . . .                                      (334,500)           (334,500)

Net income  . . . . . . . . . . . . . . .                                     3,032,560           3,032,560
                                              --------        ---------     -----------         -----------

Balance December 31, 1992 . . . . . . . .        1,000           19,000      10,522,628          10,542,628

Dividends . . . . . . . . . . . . . . . .                                    (1,100,877)         (1,100,877)

Net loss  . . . . . . . . . . . . . . . .                                    (1,721,884)         (1,721,884)
                                              --------       ----------     -----------         -----------

Balance December 31, 1993 . . . . . . . .        1,000           19,000       7,699,867           7,719,867

Dividends . . . . . . . . . . . . . . . .                                    (2,809,732)         (2,809,732)

Net loss  . . . . . . . . . . . . . . . .                                    (4,394,709)         (4,394,709)
                                            ----------       ----------     -----------         -----------
Balance December 31, 1994 . . . . . . . .    $   1,000       $   19,000     $   495,426         $   515,426
                                            ==========      ===========     ===========         ===========


                            See accompanying notes.

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94



STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                   1994                1993                1992
                                                            ------------------  ------------------  ------------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . .           $  (4,394,709)     $ (1,721,884)       $   3,032,560
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Amortization of net mortgage
       premiums/discounts . . . . . . . . . . . . . .               2,164,399           469,946              (84,046)
     Amortization of bond discounts
       and issue costs  . . . . . . . . . . . . . . .               5,038,874           690,354              930,341
     Gain on sale of mortgage-backed securities . . .                                                     (4,357,636)
     Loss from early extinguishment of debt . . . . .                                 2,028,327            1,872,795
     Provision for income tax benefit . . . . . . . .              (2,809,732)       (1,100,877)
  Operating changes in cash due to:
     Decrease in accrued interest receivable  . . . .                 290,765         1,134,501              829,839
     Increase in accrued liabilities  . . . . . . . .               3,628,078         1,804,631            2,137,350
                                                                -------------        ----------          -----------

           Net cash provided by operating activities                3,917,675         3,304,998            4,361,203
                                                                -------------       -----------          -----------
Cash flows from investing activities:
  Principal amortization and prepayments
   of mortgage-backed securities  . . . . . . . . . .              38,353,138        68,328,709           68,680,770
  Transfer of mortgage-backed securities
   to holding company . . . . . . . . . . . . . . . .                                75,304,263
  Sale of mortgage-backed securities  . . . . . . . .                                                     41,324,074
  Decrease (increase) in funds held by trustee  . . .               5,346,071         1,308,530           (1,303,646)
                                                                -------------      ------------         ------------

           Net cash provided by investing activities               43,699,209       144,941,502          108,701,198
                                                                -------------      ------------         ------------
Cash flows from financing activities:
  Bond principal payments . . . . . . . . . . . . . .             (47,453,960)     (148,339,714)        (107,195,396)
  Increase (decrease) in due affiliates . . . . . . .                (163,477)           93,281           (5,532,009)
  Dividends to parent . . . . . . . . . . . . . . . .                                                       (334,500)
                                                                -------------      ------------         ------------

           Net cash used in financing activities  . .             (47,617,437)     (148,246,433)        (113,061,905)
                                                                -------------      ------------         ------------
Net increase (decrease) in cash . . . . . . . . . . .                    (553)               67                  496

Cash at beginning of year . . . . . . . . . . . . . .                   1,003               936                  440
                                                                -------------      ------------        -------------

Cash at end of year . . . . . . . . . . . . . . . . .           $         450      $      1,003        $         936
                                                                =============      ============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest  . . . . . . .           $   7,797,852      $ 16,644,127        $  29,493,207
                                                                =============      ============        =============


                            See accompanying notes.

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94



NOTES TO FINANCIAL STATEMENTS

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

RELATED PARTY TRANSACTIONS

  Transactions and arrangements between GMC III and PFCI, Pulte Corporation, and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

  - GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net payable balances of which were $86,479 and $249,956 at December 31, 1994 and 1993, respectively. Average month-end balances due these affiliates were $171,485 and $4,784,151 during the years ended December 31, 1994 and 1993, respectively. Advances payable by GMC III to affiliates relate principally to the acquisition of mortgage-backed securities.

  - GMC III's taxable income is included in the consolidated tax returns of Pulte Corporation. Pursuant to PFCI's tax sharing agreement with Pulte Corporation, no federal income taxes were provided in 1992, because the consolidated group did not incur federal income tax expense. Effective January 1, 1993, GMC III implemented the new method of accounting for income taxes (FAS No. 109) that requires income taxes to be provided by subsidiaries based on their own results of operations. In 1994 and 1993, GMC III provided for income taxes on a stand alone basis at statutory rates. The related income tax benefit was settled by a dividend to the parent corporation and did not represent a cash transaction.


  - Certain of GMC III's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

  - PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

  - During the years ended December 31, 1994, 1993 and 1992, GMC III paid $33,303, $45,917 and $71,233, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see Note
  3).

  - During the years ended December 31, 1994, 1993 and 1992, GMC III paid dividends to PFCI of $2,809,732, $1,100,877 and $334,500, respectively. Dividends during 1994 and 1993 related entirely to income tax benefits that did not represent cash transactions.

SIGNIFICANT ACCOUNTING POLICIES

  - Mortgage-backed securities are classified as held-to-maturity based upon the Company's positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. Such amortization, along with interest and dividends are included in interest income.

  - Unamortized net mortgage discounts/premiums, bond discounts and issue costs had been amortized using the interest method over the estimated lives of the mortgage-backed securities and bonds, respectively. The rates previously used to amortize these into operations were based on management's estimates of the remaining lives of the mortgage-backed securities and bonds. These estimates had been periodically reviewed and adjusted, as necessary.

  - In December 1994, due to higher than anticipated collateral prepayment experience, GMC III changed its accounting estimate of required amortization and expensed all remaining mortgage discounts, bond discounts and issue costs amounting to $5,812,061. Unamortized net mortgage premiums were $2,164,399 at December 31, 1993.

                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III            12/31/94




NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.  MORTGAGE-BACKED SECURITIES

  At December 31, 1994, mortgage-backed securities (GNMA certificates) had an estimated fair market value of $115,620,712 which included gross unrealized gains of $1,605,605 on securities with an amortized cost of $114,015,107. At December 31, 1993, these securities had an estimated fair market value of $163,612,379, which included gross unrealized gains of $9,079,734 on securities with an amortized cost of $154,532,645. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

  During the year ended December 31, 1993, GMC III extinguished $79,295,473 of its long-term debt prior to scheduled maturity. Due to this redemption, GMC III transferred the related outstanding collateral of $77,044,581 and the unamortized discount of $1,740,318 associated with this collateral, to its affiliate, Pulte Financial Holding Company.

3.  BONDS PAYABLE

  Bonds payable at December 31, 1994 and 1993 consisted of two bond issues with stated interest rates ranging from 8.50% to 9.00%. Weighted average stated interest rates were 8.88% and 8.82% at December 31, 1994 and 1993, respectively. Both of the bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $1,060,400.

  Bonds payable are stated net of unamortized bond discounts of $4,279,765 at December 31, 1993 ($0 at December 31, 1994).

  The estimated fair market values of the outstanding bonds payable at December 31, 1994 and 1993 were $115,084,000 and $162,725,000, respectively. This was estimated using December secondary market activity for comparable securities. Secondary market activity for these specific securities is limited.

  Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

  As of December 31, 1994, $74,884,664 was outstanding for three series of non-recourse bonds issued by GMC III in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.

4.  EXTRAORDINARY ITEM

  During the year ended December 31, 1993, GMC III extinguished $79,295,473 of its long-term debt prior to scheduled maturity, resulting in an extraordinary pretax loss of $2,028,327 due to the write-off of unamortized bond discounts and issue costs.

  During the year ended December 31, 1992, GMC III extinguished or notified the trustee of its intent to extinguish $51,370,603 of its long-term debt prior to scheduled maturity, resulting in an extraordinary loss of $1,872,795 due to the write-off of unamortized bond discounts and issue costs. The funds for these extinguishments were obtained from the sale of the mortgage-backed securities which collateralized the bonds.

                                                                      Year Ended
FORM 10-K          GUARANTEED MORTGAGE CORPORATION III                 12/31/94




REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDER
GUARANTEED MORTGAGE CORPORATION III

We have audited the accompanying balance sheets of Guaranteed Mortgage Corporation III as of December 31, 1994 and 1993, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranteed Mortgage Corporation III at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to the Financial Statements, Guaranteed Mortgage III changed its method of accounting for income taxes in 1993.


                                                               ERNST & YOUNG LLP
Detroit, Michigan
January 31, 1995

                                                                      Year Ended
FORM 10-K          GUARANTEED MORTGAGE CORPORATION III                 12/31/94




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This item is not applicable.



                                   PART III


         Information in response to this part is omitted pursuant to General Instruction J(2).


                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this Annual Report on Form 10-K:

         (a)     (1)      Financial Statements

                          GUARANTEED MORTGAGE CORPORATION III
                                  Balance Sheets at December 31, 1994 and 1993
                                  Statements of Operations for the years ended
                                      December 31, 1994, 1993 and 1992
                                  Statements of Shareholder's Equity for the
                                    years ended December 31, 1994, 1993 and 1992
                                  Statements of Cash Flows for the
                                    years ended December 31, 1994, 1993 and 1992
                                  Notes to Financial Statements
                                  Report of Ernst & Young LLP, Independent
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

                                                                      Year Ended
FORM 10-K          GUARANTEED MORTGAGE CORPORATION III                 12/31/94



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




                                                                      Year Ended
FORM 10-K                   GUARANTEED MORTGAGE CORPORATION III         12/31/94



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

                          4.17         Series O Supplement to Indenture between Guaranteed Mortgage Corporation III and National
                                       Bank of Detroit, as Trustee, dated as of July 1, 1988,


                                                                      Year Ended
FORM 10-K                    GUARANTEED MORTGAGE CORPORATION III       12/31/94




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



                                                                      Year Ended
FORM 10-K                 GUARANTEED MORTGAGE CORPORATION III           12/31/94




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




                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III             12/31/94



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



                                                                      Year Ended
FORM 10-K                GUARANTEED MORTGAGE CORPORATION III            12/31/94




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


                          23.1         Consent of Ernst & Young LLP.


                          27           Financial Data Schedule.

         (b)     Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                                                      Year Ended
FORM 10-K                    GUARANTEED MORTGAGE CORPORATION III       12/31/94




                      SCHEDULE IV - INDEBTEDNESS OF AND TO
                         RELATED PARTIES - NOT CURRENT
                                ($000's omitted)


                                                   Year Ended              Year Ended             Year Ended
                                                   December 31,            December 31,           December 31,
                                                      1994                    1993                   1992
                                                 -------------           --------------         --------------

Advances from affiliates:

  Balance at beginning of year                     $   250                  $    157                $   5,689
  Additions                                          1,021                    80,965                    1,571
  Reductions                                        (1,185)                  (80,872)                  (7,103)
                                                   -------                  --------                 --------

  Balance at end of year                           $    86                  $    250                $     157
                                                   =======                  ========                =========

                                                                     Year Ended
FORM 10-K                    GUARANTEED MORTGAGE CORPORATION III      12/31/94





                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1995.

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

         Name                                        Title                                      Date
         ----                                        -----                                     -----

/s/JAMES A. WEISSENBORN                    President                                       March 21, 1995
- -----------------------                    (Principal Executive Officer)
James A. Weissenborn                       and Director


/s/BRUCE E. ROBINSON                       Vice President-Finance                          March 21, 1995
- -----------------------                    and Treasurer
Bruce E. Robinson                          (Principal Financial Officer)
                                           and Director


/s/ANNA M. CECE                            Assistant Secretary                             March 21, 1995
- -----------------------                    and Controller
Anna M. Cece                               (Principal Accounting Officer)


                                                                      Year Ended
FORM 10-K                    GUARANTEED MORTGAGE CORPORATION III       12/31/94




                                                            INDEX TO EXHIBITS
                                                           ------------------

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


                                                                      Year Ended
FORM 10-K                    GUARANTEED MORTGAGE CORPORATION III       12/31/94




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





                                                                      Year Ended
FORM 10-K                    GUARANTEED MORTGAGE CORPORATION III       12/31/94



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






                                                                      Year Ended
FORM 10-K                    GUARANTEED MORTGAGE CORPORATION III       12/31/94




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





                                                                      Year Ended
FORM 10-K              GUARANTEED MORTGAGE CORPORATION III              12/31/94


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


                                                                      Year Ended
FORM 10-K               GUARANTEED MORTGAGE CORPORATION III             12/31/94




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

                          23.1         Consent of Ernst & Young LLP.

                          27           Financial Data Schedule.



