Form 10-Q
period 1995-03-31
GUARANTEED MORTGAGE CORP III
filed 1995-05-11
CIK 752302

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
(MARK ONE)                        FORM 10-Q
(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED MARCH 31, 1995
                                      OR
( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM               TO
                                              -------------    ------------
                        Commission File Number 0-12811

                     GUARANTEED MORTGAGE CORPORATION III
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                 31-1054754
- ---------------------------------------        -----------------------------
     (State or other jurisdiction of             (I.R.S. Identification No.)
      incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado      80111
- ---------------------------------------------------------------      ------
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            (303) 740-3370
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

    YES  x       NO
        ---          ---
Number of shares of common stock outstanding as of April 30, 1995:  1,000

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                      GUARANTEED MORTGAGE CORPORATION III

                                     INDEX

                                                                                               PAGE NO.
                                                                                               -------
PART I    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Balance Sheets, March 31, 1995 and December 31, 1994                            3

         Condensed Statements of Operations and Retained Earnings,
           Three Months Ended March 31, 1995 and 1994                                              4

         Condensed Statements of Cash Flows, Three Months Ended
           March 31, 1995 and 1994                                                                 5

         Notes to Condensed Financial Statements                                                   6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                                   9

PART II   OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     10

SIGNATURES                                                                                        10

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                      GUARANTEED MORTGAGE CORPORATION III
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                         MARCH 31,                      DECEMBER 31,
                                                                           1995                            1994
                                                                    ---------------------           ---------------------
  ASSETS
  ------

Cash                                                                $               2,160           $                 450
Funds held by trustee                                                           2,216,573                       2,275,383
Mortgage-backed securities                                                    110,814,492                     114,015,107
Accrued interest receivable                                                       851,764                         869,788
                                                                    ---------------------           ---------------------
                                                                    $         113,884,989           $         117,160,728
                                                                    =====================           =====================

  LIABILITIES AND SHAREHOLDER'S EQUITY
  ------------------------------------

Liabilities:
  Bonds payable                                                     $         111,680,712           $         114,830,836
  Accrued liabilities, primarily
   interest                                                                     1,682,138                       1,727,987
  Due to affiliates                                                                 3,329                          86,479
                                                                    ---------------------           ---------------------
           Total liabilities                                                  113,366,179                     116,645,302
                                                                    ---------------------           ---------------------

Shareholder's equity:
  Common stock, $1 par value; 50,000
     shares authorized; 1,000 shares
     issued and outstanding                                                         1,000                           1,000
  Additional paid-in capital                                                       19,000                          19,000
  Retained earnings                                                               498,810                         495,426
                                                                    ---------------------           ---------------------
            Total shareholder's equity                                            518,810                         515,426
                                                                    ---------------------           ---------------------
                                                                    $         113,884,989           $         117,160,728
                                                                    =====================           =====================




                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                                           THREE MONTHS              THREE MONTHS
                                                                              ENDED                     ENDED
                                                                            MARCH 31,                 MARCH 31,
                                                                              1995                      1994
                                                                        ------------------        ------------------
Revenues:
   Interest, including amorti-
    zation of net mortgage
    premiums/discounts of
    $177,138 in 1994                                                    $        2,545,137        $        3,029,523

   Fee income                                                                        8,074                     9,737
                                                                        ------------------        ------------------
           Total revenues                                                        2,553,211                 3,039,260
                                                                        ------------------        ------------------
Expenses:
   Interest, including amorti-
    zation of bond discounts
    and issue costs of $194,766
    in 1994                                                                      2,504,418                 3,413,435

   General and administrative                                                       43,153                    24,552
                                                                        ------------------        ------------------
           Total expenses                                                        2,547,571                 3,437,987
                                                                        ------------------        ------------------
Income (loss) before income taxes
    (benefits)                                                                       5,640                  (398,727)

Income taxes (benefits)                                                              2,256                  (155,504)
                                                                        ------------------        ------------------

Net income (loss)                                                                    3,384                  (243,223)

Retained earnings at
  beginning of quarter                                                             495,426                 7,699,867
                                                                        ------------------        ------------------
Retained earnings at
  end of quarter                                                        $          498,810        $        7,456,644
                                                                        ==================        ==================




                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           THREE MONTHS              THREE MONTHS
                                                                              ENDED                     ENDED
                                                                            MARCH 31,                 MARCH 31,
                                                                              1995                      1994
                                                                       ------------------      ------------------
Cash flows from operating activities:
 Net income (loss)                                                     $            3,384      $         (243,223)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
      Amortization of net mortgage
       premiums/discounts                                                                                 177,138
      Amortization of bond discounts
       and issue costs                                                                                    194,766
      Provision for income taxes (benefits)                                         2,256                (155,504)
   Operating changes in cash due to:
      Decrease in accrued interest receivable                                      18,024                 117,636
      Increase in accrued liabilities                                           1,077,477                 766,491
                                                                       ------------------      ------------------
       Net cash provided by operating activities                                1,101,141                 857,304
                                                                       ------------------      ------------------
Cash flows from investing activities:
   Principal amortization and prepayments
      of mortgage-backed securities                                             3,200,615              16,496,729
   Decrease in funds held by trustee                                               58,810               1,884,899
                                                                       ------------------      ------------------
       Net cash provided by investing activities                                3,259,425              18,381,628
                                                                       ------------------      ------------------
Cash flows from financing activities:
   Bond principal payments                                                     (4,273,450)            (19,137,473)
   Decrease in due affiliates                                                     (85,406)               (101,765)
                                                                       ------------------      ------------------
       Net cash used in financing activities                                   (4,358,856)            (19,239,238)
                                                                       ------------------      ------------------
Net increase (decrease) in cash                                                     1,710                    (306)
Cash at beginning of period                                                           450                   1,003
                                                                       ------------------      ------------------
Cash at end of period                                                  $            2,160       $             697
                                                                       ------------------      ------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the period for interest                               $        1,426,940      $        2,452,178
                                                                       ==================      ==================




                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION, RELATED PARTY TRANSACTIONS AND SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Guaranteed Mortgage Corporation III (GMC III) is a wholly-owned financing subsidiary of Pulte Financial Companies, Inc. (PFCI), which is a wholly-owned financing subsidiary of Pulte Corporation.

    GMC III previously engaged in the acquisition of mortgage-backed securities from affiliates and entered into funding agreements with various limited purpose financing companies (funding companies), the notes (funding notes) issued thereunder being secured by mortgage- backed securities. GMC III then issued bonds collateralized by such securities or funding notes. The mortgage-backed securities are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. GMC III has not initiated any such transactions since 1988 and is presently allowing its balance sheet to liquidate. As the security portfolio and the bonds outstanding continue to decline, GMC III's revenues and expenses will decline accordingly.

    RELATED PARTY TRANSACTIONS

    Transactions and arrangements between GMC III and PFCI, Pulte Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

    -- GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net payable balances of which were $3,329 and $86,479 at March 31, 1995 and December 31, 1994, respectively.
         Average month-end balances due these affiliates were $25,756 and $281,049 for the quarters ended March 31, 1995 and 1994, respectively. Advances payable by GMC III to affiliates relate principally to the acquisition of mortgage-backed securities.

    -- Certain of GMC III's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

    -- PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

    -- During the quarters ended March 31, 1995 and 1994, GMC III paid $8,074 and $9,737, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see Note 3).

                      GUARANTEED MORTGAGE CORPORATION III
              NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


    SIGNIFICANT ACCOUNTING POLICIES

    -- Mortgage-backed securities are classified as held-to-maturity based upon the Company's positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. Such amortization, along with interest and dividends are included in interest income.

    -- In December 1994, due to higher than anticipated collateral prepayment experience, GMC III changed its accounting estimate of required amortization and expensed all remaining mortgage discounts, bond discounts and issue costs.

    -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  MORTGAGE-BACKED SECURITIES

    At March 31, 1995, mortgage-backed securities (GNMA certificates) had an estimated fair market value of $114,746,730, which included gross unrealized gains of $3,932,238 on securities with an amortized cost of $110,814,492. At December 31, 1994, these securities had an estimated fair market value of $115,620,712, which included gross unrealized gains of $1,605,605 on securities with an amortized cost of $114,015,107. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

                      GUARANTEED MORTGAGE CORPORATION III
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

3.  BONDS PAYABLE

    Bonds payable at March 31, 1995 and December 31, 1994 consisted of two bond issues with stated interest rates ranging from 8.5% to 9.0%. Weighted average stated interest rates were 8.90% and 8.88% at March 31, 1995 and December 31, 1994, respectively. Both of the bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $1,053,639.

    Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

    As of March 31, 1995, $70,991,363 was outstanding for three series of non-recourse bonds issued by GMC III, in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.

                      GUARANTEED MORTGAGE CORPORATION III


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    The Company's mortgage-backed securities (Certificates) or finance companies' notes secured by Certificates (Funding Notes) were used as collateral for associated bonds payable. Mortgage-backed securities were acquired from affiliates. Through December 31, 1994, any difference between the acquisition price and the principal balance of the securities at their date of acquisition (mortgage discounts/premiums) was amortized into operations as an adjustment of mortgage yield.

    The Company's pretax income (loss) was $5,640 and ($398,727) for the quarters ended March 31, 1995 and 1994, respectively. The pretax income increased during 1995 from 1994, primarily due to elimination of amortization expenses related to mortgage discounts, bond discounts and bond issue costs, as a result of GMC III changing its accounting estimate of amortization speeds in December, 1994. Earnings were also positively impacted as a result of improved interest spreads resulting from decreasing prepayment levels experienced during the three months ended March 31, 1995.

    FINANCIAL CONDITION

    It is anticipated that the Company will have no additional capital or liquidity requirements, assuming the mortgage-backed securities continue to pay principal and interest in accordance with their terms.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is required to be filed as part of this report as required under 601c(2) of Regulation S-K:
               27. Financial Data Schedule for the 10-Q for the quarter ended March 31, 1995.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      GUARANTEED MORTGAGE CORPORATION III



May 11, 1995                 By:   /s/ James A. Weissenborn
- ------------                     ---------------------------------
   (Date)                        James A. Weissenborn, President
                                 (Principal Executive Officer)



May 11, 1995                 By:   /s/ Bruce E. Robinson
- ------------                     ---------------------------------
  (Date)                         Bruce E. Robinson, Vice President-Finance
                                 and Treasurer
                                 (Principal Financial Officer)

                                EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
- -------                                 -----------

  27                                    Financial Data Schedule