Form 10-K/A
period 1994-12-31
GUARANTEED MORTGAGE CORP III
filed 1995-06-28
CIK 752302

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
         (Mark one)(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended DECEMBER 31, 1994
                                          -----------------
                                       or
            ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12811
                                                -------
                      GUARANTEED MORTGAGE CORPORATION III
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MICHIGAN                             31-1054754
     ----------------------------     ------------------------------------
     (State or other jurisdiction     (I.R.S. Employer Identification No.)
    incorporation or organization)

   6061 SOUTH WILLOW DRIVE, SUITE 301, GREENWOOD VILLAGE, COLORADO     80111
   ---------------------------------------------------------------    -------
               (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code -   (303) 740-3370
                                                          ----------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
                                     ----
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                   -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                             ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / X /
                                          ------
Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1995: $-0-

Number of shares of common stock outstanding as of March 1, 1995: 1,000.

Registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K/A and is therefore filing this Annual Report on Form 10-K/A with the reduced disclosure format.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



                                    PART I
                                   --------
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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94

         Under the Company's articles of incorporation and the terms of the indenture governing the issuance of the Company's collateralized mortgage bonds, the Company may only issue collateralized mortgage bonds rated in the highest category by Standard & Poor's Corporation.

ITEM 2.  PROPERTIES
- -------  ----------
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

         The Company's pretax income (loss) before extraordinary item was $(7,204,441) for 1994 as compared to pretax income (loss) before extraordinary item of $(794,434) and $4,905,355 for 1993 and 1992, respectively. Earnings decreased during 1994 as compared to 1993 primarily due to increased amortization of mortgage premiums/discounts, bond discounts and bond issue costs as a result of GMC III

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94


changing its accounting estimate of amortization speeds. GMC III's average collateral coupon rate has decreased at an accelerated pace, while its average bond coupon rate has increased. This condition is caused by higher coupon mortgage collateral pre-paying at a faster rate than previously indicated due to the high level of refinance activity that occurred during 1993 and 1994, while the lower coupon interest bearing debt is paid down at a faster rate than the higher coupon interest bearing debt. Collateral coupon dispersion indicates further reduction of average collateral coupon interest rates in 1995 and 1996 which caused GMC III to change its accounting estimate of amortization speeds in December, 1994. Accordingly, GMC III expensed all remaining mortgage discount/premium balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write off in 1994 amounted to $5,812,061. The Company expects to continue to experience reductions in net interest income as mortgage prepayments continue. The Company is anticipating repayment of all outstanding long term debt by late 1996.


          Key Factors Impacting Interest Revenue and Interest Expense

                                                          1994                     1993                    1992
                                                          ----                     ----                    ----
Interest Revenue:
- -----------------

Mortgage-backed securities
portfolio balance                                 $114,015,107             $152,368,245            $297,741,536

Weighted average rate
at year end                                              9.06%                    9.08%                  9.17%


Interest income for the year                       $11,488,662              $18,938,151             $33,295,606

Amortization of net mortgage
discounts/premiums                                   (630,914)                (469,946)                 84,045

Write-off of mortgage
discounts/premiums                                 (1,533,485)

                                                   -----------              -----------             -----------
Total                                               $9,324,263              $18,468,205             $33,379,651
                                                   ===========              ===========             ===========


                                                          1994                     1993                    1992
                                                          ----                     ----                    ----

Interest Expense:
- -----------------

Bonds payable balance                             $114,830,836             $158,030,288            $302,473,335

Weighted average rate
at year end                                              8.88%                    8.82%                  8.69%


Interest expense for the year                      $11,425,931              $18,448,758             $31,630,557

Amortization of bond
discounts and issue costs                              760,298                  690,354                 930,341

Write-off of bond discounts
and issue costs                                      4,278,576
                                                    ----------              -----------             -----------
Total                                              $16,464,805              $19,139,112             $32,560,898
                                                    ==========              ===========             ===========


                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



         Earnings decreased during 1993 from 1992 primarily due to reduced net interest income as a result of accelerated mortgage prepayments related to heavy refinancing activity in 1993.

         Pretax extraordinary losses from the bond extinguishments during 1993 and 1992 were $2,028,327 and $1,872,795, respectively. These losses resulted from the write-off of unamortized bond discounts and issue costs. There was no similar activity in 1994.



Financial Condition
- -------------------

         Each series of the Company's bonds is secured by a separate collateral package consisting, in part, of the Certificates purchased in connection with the issuance of a bond series, or Funding Notes or a combination thereof, additional pledged GNMA certificates and cash. The collateral package for a series is pledged to NBD Bank, N.A. as trustee on behalf of the holders of the bonds of such series. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

The Company will not have additional capital or liquidity requirements in excess of collateral prepayments and additional pledged collateral balances, assuming the mortgage-backed securities (GNMA certificates) continue to pay principal and interest in accordance with their terms. No additional capital requirements are anticipated since the cash flows from the collateral packages are projected to be sufficient to repay the existing debt. The Company is anticipating repayment of all outstanding debt by late 1996.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

                                                                    Page
                                                                    -----
Index to Financial Statements

         Balance Sheets at December 31, 1994 and 1993                  7

         Statements of Operations for the years ended
                 December 31, 1994, 1993 and 1992                      8

         Statements of Shareholder's Equity for the years
                 ended December 31, 1994, 1993 and 1992                9

         Statements of Cash Flows for the years
                 ended December 31, 1994, 1993 and 1992               10

         Notes to Financial Statements                                11

         Report of Ernst & Young LLP, Independent Auditors            13


                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

                                                                            1994                   1993
                                                                         ------------         ------------
ASSETS

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $         450         $      1,003

Funds held by trustee . . . . . . . . . . . . . . . . . . . .               2,275,383            7,621,454

Mortgage-backed securities  . . . . . . . . . . . . . . . . .             114,015,107          154,532,645

Accrued interest receivable . . . . . . . . . . . . . . . . .                 869,788            1,160,553

Bond issue costs  . . . . . . . . . . . . . . . . . . . . . .                                      759,108
                                                                        -------------         ------------
                                                                        $ 117,160,728         $164,074,763
                                                                        =============         ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

   Bonds payable  . . . . . . . . . . . . . . . . . . . . . .           $ 114,830,836         $153,750,523

   Accrued liabilities, primarily interest  . . . . . . . . .               1,727,987            2,354,417

   Due affiliates . . . . . . . . . . . . . . . . . . . . . .                  86,479              249,956
                                                                        -------------         ------------

        Total liabilities . . . . . . . . . . . . . . . . . .             116,645,302          156,354,896
                                                                        -------------         ------------

Shareholder's equity:

   Common stock, $1 par value; 50,000 shares
     authorized; 1,000 shares issued and
     outstanding  . . . . . . . . . . . . . . . . . . . . . .                   1,000                1,000

   Additional paid-in capital . . . . . . . . . . . . . . . .                  19,000               19,000

   Retained earnings  . . . . . . . . . . . . . . . . . . . .                 495,426            7,699,867
                                                                        -------------         ------------
        Total shareholder's equity  . . . . . . . . . . . . .                 515,426            7,719,867
                                                                        -------------         ------------
                                                                         $117,160,728         $164,074,763
                                                                        =============         ============


                            See accompanying notes.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94




STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                1994            1993              1992
                                                            -----------     ------------       ------------

Revenues:

  Interest, including amortization of net
    mortgage discounts/premiums . . . . . . . . . . .       $ 9,324,263      $18,468,205        $33,379,651
  Gain on sale of mortgage-backed securities  . . . .                                             4,357,636
  Fee income  . . . . . . . . . . . . . . . . . . . .            33,303           45,917             65,098
                                                            -----------      -----------        -----------
                                                              9,357,566       18,514,122         37,802,385
                                                            -----------      -----------        -----------

Expenses:

  Interest, including amortization of bond
    discounts and issue costs . . . . . . . . . . . .        16,464,805       19,139,112         32,560,898
  General and administrative  . . . . . . . . . . . .            97,202          169,444            336,132
                                                             ----------      -----------         ----------
                                                             16,562,007       19,308,556         32,897,030
                                                             ----------      -----------         ----------

Income (loss) before income tax benefit and
  extraordinary item  . . . . . . . . . . . . . . . .       (7,204,441)        (794,434)          4,905,355

Income tax benefit  . . . . . . . . . . . . . . . . .       (2,809,732)        (309,829)
                                                            -----------      -----------         ----------

Income (loss) before extraordinary item . . . . . . .       (4,394,709)        (484,605)          4,905,355

Extraordinary loss from early extinguishment of
  debt, net of tax benefit  . . . . . . . . . . . . .                        (1,237,279)         (1,872,795)
                                                           ------------     ------------        -----------
Net income (loss) . . . . . . . . . . . . . . . . . .      $(4,394,709)     $(1,721,884)        $ 3,032,560
                                                           ============     ============        ===========

                            See accompanying notes.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94




STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                          ADDITIONAL
                                           COMMON          PAID-IN          RETAINED
                                            STOCK          CAPITAL          EARNINGS           TOTAL
                                         -----------     -----------       -----------      ----------

Balance January 1, 1992 . . . . . . .         1,000           19,000        7,824,568        7,844,568

Dividends . . . . . . . . . . . . . .                                        (334,500)        (334,500)

Net income  . . . . . . . . . . . . .                                       3,032,560        3,032,560
                                         -----------     -----------       ----------       ----------

Balance December 31, 1992 . . . . . .         1,000           19,000       10,522,628       10,542,628

Dividends . . . . . . . . . . . . . .                                      (1,100,877)      (1,100,877)

Net loss  . . . . . . . . . . . . . .                                      (1,721,884)      (1,721,884)
                                         ----------      -----------       ----------       ----------

Balance December 31, 1993 . . . . . .         1,000           19,000        7,699,867        7,719,867

Dividends . . . . . . . . . . . . . .                                      (2,809,732)      (2,809,732)

Net loss  . . . . . . . . . . . . . .                                      (4,394,709)      (4,394,709)
                                         ----------      -----------       ----------       ----------

Balance December 31, 1994 . . . . . .      $  1,000        $  19,000       $  495,426        $ 515,426
                                         ==========      ============      ==========       ==========


                            See accompanying notes.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                               1994              1993               1992
                                                            -------------     ------------      ------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . .       $ (4,394,709)     $ (1,721,884)     $  3,032,560
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Amortization of net mortgage
       premiums/discounts . . . . . . . . . . . . . .          2,164,399           469,946           (84,046)
     Amortization of bond discounts
       and issue costs  . . . . . . . . . . . . . . .          5,038,874           690,354           930,341
     Gain on sale of mortgage-backed securities . . .                                             (4,357,636)
     Loss from early extinguishment of debt . . . . .                            2,028,327         1,872,795
     Provision for income tax benefit . . . . . . . .         (2,809,732)       (1,100,877)
Operating changes in cash due to:
     Decrease in accrued interest receivable  . . . .            290,765         1,134,501           829,839
     Increase in accrued liabilities  . . . . . . . .          3,628,078         1,804,631         2,137,350
                                                            ------------      ------------      ------------

           Net cash provided by operating activities           3,917,675         3,304,998         4,361,203
                                                            ------------      ------------      ------------

Cash flows from investing activities:
  Principal amortization and prepayments
   of mortgage-backed securities  . . . . . . . . . .         38,353,138        68,328,709        68,680,770
  Transfer of mortgage-backed securities
   to holding company . . . . . . . . . . . . . . . .                           75,304,263
  Sale of mortgage-backed securities  . . . . . . . .                                             41,324,074
  Decrease (increase) in funds held by trustee  . . .          5,346,071         1,308,530        (1,303,646)
                                                            ------------      ------------      ------------

           Net cash provided by investing activities          43,699,209       144,941,502       108,701,198
                                                            ------------      ------------      ------------

Cash flows from financing activities:
  Bond principal payments . . . . . . . . . . . . . .        (47,453,960)     (148,339,714)     (107,195,396)
  Increase (decrease) in due affiliates . . . . . . .           (163,477)           93,281        (5,532,009)
  Dividends to parent . . . . . . . . . . . . . . . .                                               (334,500)
                                                            ------------      ------------      ------------

           Net cash used in financing activities  . .        (47,617,437)     (148,246,433)     (113,061,905)
                                                            ------------      ------------      ------------
Net increase (decrease) in cash . . . . . . . . . . .               (553)               67               496

Cash at beginning of year . . . . . . . . . . . . . .              1,003               936               440
                                                            ------------      ------------      ------------

Cash at end of year . . . . . . . . . . . . . . . . .       $        450       $     1,003      $        936
                                                            ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest  . . . . . . .       $  7,797,852       $16,644,127      $ 29,493,207
                                                            ============      ============      ============

                            See accompanying notes.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94


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

4.  EXTRAORDINARY ITEM

  During the year ended December 31, 1993, GMC III extinguished $79,295,473 of its long-term debt prior to scheduled maturity, resulting in an extraordinary pretax loss of $2,028,327 due to the write-off of unamortized bond discounts and issue costs.
  During the year ended December 31, 1992, GMC III extinguished or notified the trustee of its intent to extinguish $51,370,603 of its long- term debt prior to scheduled maturity, resulting in an extraordinary loss of $1,872,795 due to the write-off of unamortized bond discounts and issue costs. The funds for these extinguishments were obtained from the sale of the mortgage-backed securities which collateralized the bonds.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94




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


                                                               ERNST & YOUNG LLP
Detroit, Michigan
January 31, 1995

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------

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

         The following documents are filed as a part of this Annual Report on Form 10-K/A:

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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94




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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                          4.17 Series O Supplement to Indenture between Guaranteed Mortgage Corporation III and National Bank of Detroit, as Trustee, dated as of July 1, 1988,

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                          10.15        Underwriting Agreement between
                                       Guaranteed Mortgage Corporation III, on
                                       the one hand, and Robert W. Baird & Co.
                                       Incorporated, Blunt Ellis & Loewid

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                          27           Financial Data Schedules

         (b)     Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



                      SCHEDULE IV - INDEBTEDNESS OF AND TO
                         RELATED PARTIES - NOT CURRENT
                                ($000's omitted)


                                                Year Ended             Year Ended              Year Ended
                                               December 31,            December 31,           December 31,
                                                   1994                    1993                   1992
                                               ------------            ------------           ------------

Advances from affiliates:

  Balance at beginning of year                 $        250            $        157           $      5,689
  Additions                                           1,021                  80,965                  1,571
  Reductions                                         (1,185)                (80,872)                (7,103)
                                               ------------            ------------           ------------

  Balance at end of year                       $         86            $        250           $        157
                                               ============            ============           ============


                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94




                                 SIGNATURES
                                ------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 1995.

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

         Name                                        Title                                      Date
         ----                                        -----                                      ----

/s/JAMES A. WEISSENBORN                    President                                       June 28, 1995
- -----------------------                    (Principal Executive Officer)
James A. Weissenborn                       and Director


/s/BRUCE E. ROBINSON                       Vice President-Finance                          June 28, 1995
- -----------------------                    and Treasurer
Bruce E. Robinson                          (Principal Financial Officer)
                                           and Director


/s/ANNA M. CECE                            Assistant Secretary                             June 28, 1995
- -----------------------                    and Controller
Anna M. Cece                               (Principal Accounting Officer)


                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                                                                      Year Ended
FORM 10-K/A             GUARANTEED MORTGAGE CORPORATION III            12/31/94



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

                          27           Financial Data Schedules