Form 10-Q
period 1995-06-30
GUARANTEED MORTGAGE CORP III
filed 1995-08-10
CIK 752302

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission File Number 0-12811

                     GUARANTEED MORTGAGE CORPORATION III
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                    31-1054754
        -------------------------------             ---------------------------
        (State or other jurisdiction of             (I.R.S. Identification No.)
        incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado          80111
---------------------------------------------------------------       ---------
          (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code                (303) 740-3370
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

    YES  x       NO ___
        ---

Number of shares of common stock outstanding as of July 31, 1995:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                      GUARANTEED MORTGAGE CORPORATION III

                                     INDEX

                                                                                  Page No.
                                                                                  --------
PART I       FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Balance Sheets, June 30, 1995 and December 31, 1994               3

         Condensed Statements of Operations and Retained Earnings,
           Three Months Ended June 30, 1995 and June 30, 1994 and
           Six Months Ended June 30, 1995 and June 30, 1994                          4

         Condensed Statements of Cash Flows, Six Months Ended
           June 30, 1995 and June 30, 1994                                           5

         Notes to Condensed Financial Statements                                     6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                     9

PART II      OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       11

SIGNATURES                                                                          11

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                      GUARANTEED MORTGAGE CORPORATION III
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               JUNE 30,              DECEMBER 31,
                                                                                 1995                    1994
                                                                         ------------------       ------------------
  ASSETS
  ------
Cash                                                                           $      2,006          $        450

Funds held by trustee                                                             2,189,117             2,275,383

Mortgage-backed securities                                                      106,728,411           114,015,107

Accrued interest receivable                                                         827,671               869,788

Due from affiliates                                                                   8,444
                                                                               ------------          ------------

                                                                               $109,755,649          $117,160,728
                                                                               ============          ============

  LIABILITIES AND SHAREHOLDER'S EQUITY
  ------------------------------------
Liabilities:

    Bonds payable                                                              $107,610,331          $114,830,836

    Accrued liabilities, primarily
      interest                                                                    1,623,267             1,727,987

    Due to affiliates                                                                                      86,479
                                                                               ------------          ------------

       Total liabilities                                                        109,233,598           116,645,302
                                                                               ------------          ------------

Shareholder's equity:

    Common stock, $1 par value; 50,000
      shares authorized; 1,000 shares
      issued and outstanding                                                          1,000                 1,000

    Additional paid-in capital                                                       19,000                19,000

    Retained earnings                                                               502,051               495,426
                                                                               ------------          ------------

      Total shareholder's equity                                                    522,051               515,426
                                                                               ------------          ------------

                                                                               $109,755,649          $117,160,728
                                                                               ============          ============


                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)


                                   THREE MONTHS           THREE MONTHS             SIX MONTHS            SIX MONTHS
                                      ENDED                   ENDED                  ENDED                 ENDED
                                     JUNE 30,               JUNE 30,                JUNE 30,              JUNE 30,
                                       1995                   1994                    1995                  1994
                                -----------------       -----------------      -----------------       --------------
Revenues:

  Interest                          $2,455,346              $2,908,520             $5,000,482             $6,115,182

  Amortization of net
    mortgage discounts/
    premiums                                                  (163,562)                                     (340,700)

  Fee income                             6,939                   8,045                 15,014                 17,781
                                    ----------              ----------             ----------             ----------

      Total revenues                 2,462,285               2,753,003              5,015,496              5,792,263
                                    ----------              ----------             ----------             ----------

Expenses:

  Interest                           2,424,520               2,901,341              4,928,938              6,120,010

  Amortization of bond
    discounts and issue
    costs                                                      191,235                                       386,001

  General and
    administrative                      32,364                  23,612                 75,517                 48,164
                                    ----------              ----------             ----------             ----------

      Total expenses                 2,456,884               3,116,188              5,004,455              6,554,175
                                    ----------              ----------             ----------             ----------

Income (loss) before income
  tax (benefit)                          5,401                (363,185)                11,041               (761,912)

Income tax (benefit)                     2,160                (141,642)                 4,416               (297,146)
                                    ----------              ----------             ----------             ----------

Net income (loss)                        3,241                (221,543)                 6,625               (464,766)

Retained earnings at
  beginning of period                  498,810               7,456,644                495,426              7,699,867
                                    ----------              ----------             ----------             ----------

Retained earnings at
  end of period                     $  502,051              $7,235,101             $  502,051             $7,235,101
                                    ==========              ==========             ==========             ==========


                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    SIX MONTHS                SIX MONTHS
                                                                                       ENDED                    ENDED
                                                                                     JUNE 30,                  JUNE 30,
                                                                                       1995                      1994
                                                                                 ---------------          -----------------
Cash flows from operating activities:
   Net income (loss)                                                             $     6,625             $   (464,766)
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Amortization of net mortgage
          premiums/discounts                                                                                  340,700
         Amortization of bond discounts
          and issue costs                                                                                     386,001
         Provision for income tax (benefit)                                            4,416                 (297,146)
   Operating changes in cash due to:
         Decrease in accrued interest
          receivable                                                                  42,117                  203,336
         Increase in accrued liabilities                                           2,166,880                1,629,212
                                                                                 -----------             ------------

              Net cash provided by operating activities                            2,220,038                1,797,337
                                                                                 -----------             ------------

Cash flows from investing activities:
   Principal amortization and prepayments
         of mortgage-backed securities                                             7,286,696               27,686,507
   Decrease in funds held by trustee                                                  86,266                3,827,149
                                                                                 -----------             ------------

              Net cash provided by investing activities                            7,372,962               31,513,656
                                                                                 -----------             ------------

Cash flows from financing activities:
   Bond principal payments                                                        (9,492,105)             (33,237,183)
   Decrease in due affiliates                                                        (99,339)                 (73,902)
                                                                                 -----------             ------------

              Net cash used in financing activities                               (9,591,444)             (33,311,085)
                                                                                 -----------             ------------

Net increase (decrease) in cash                                                        1,556                      (92)

Cash at beginning of period                                                              450                    1,003
                                                                                 -----------             ------------

Cash at end of period                                                            $     2,006             $        911
                                                                                 ===========             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the period for interest                                         $ 2,762,059             $  4,490,797
                                                                                 ===========             ============


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

     RELATED PARTY TRANSACTIONS

     Transactions and arrangements between GMC III and PFCI, Pulte Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

     -- GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(8,444) and $86,479 at June 30, 1995 and December 31, 1994,
          respectively. Average month-end balances due these affiliates were $18,068 and $225,670 for the six months ended June 30, 1995 and 1994, respectively. Advances payable by GMC III to affiliates relate principally to the acquisition of mortgage-backed securities.

     -- Certain of GMC III's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

     -- PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

     -- During the six months ended June 30, 1995 and 1994, GMC III paid $15,014 and $17,781, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see
          Note 3).

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

     -- As a result of higher coupon mortgage collateral pre-paying at a faster rate than previously indicated due to the high level of refinance activity in 1993 and 1994, while lower coupon interest bearing debt has paid down at a faster rate than the higher coupon interest bearing debt, GMC III's average collateral coupon rate has decreased at an accelerated pace, while its average bond coupon rate has increased. This coupon dispersion indicates further reduction of average collateral coupon rates in 1995 and 1996 which caused GMC III to change its accounting estimate of amortization speeds and expensed all remaining mortgage discount/premium balances, bond discounts and issue costs in December 1994. The net amount of expense relating to this write-off amounted to $5,812,061.

     -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1994.

2.   MORTGAGE-BACKED SECURITIES

     At June 30, 1995, mortgage-backed securities (GNMA certificates) had an estimated market value of $112,366,341, which included gross unrealized gains of $5,637,930 on securities with an amortized cost of $106,728,411. At December 31, 1994, these securities had an estimated market value of $115,620,712, which included gross unrealized gains of $1,605,605 on securities with an amortized cost of $114,015,107. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

3.   BONDS PAYABLE

     Bonds payable at June 30, 1995 and December 31, 1994 consisted of two bond issues with stated interest rates ranging from 8.5% to 9.0%. Weighted average interest rates were 8.90% and 8.88% at June 30, 1995 and December 31, 1994, respectively. Both of the bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $986,758.

                      GUARANTEED MORTGAGE CORPORATION III
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


3.   BONDS PAYABLE, (CONTINUED)

     Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

     As of June 30, 1995, $68,217,530 was outstanding for three series of non-recourse bonds issued by GMC III, in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.

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

     The Company's pretax income (loss) was $5,401 and $11,041 for the quarter and six months ended June 30, 1995, respectively as compared to $(363,185) and $(761,912) for the respective periods in 1994. Earnings increased due to increased interest spreads which were primarily a result of GMC III no longer incurring amortization expense in 1995 arising from GMC III changing its accounting estimate of amortization speeds in December, 1994.

     GMC III's average collateral coupon rate has decreased at an accelerated pace, while its average bond coupon rate has increased. This condition is caused by higher coupon mortgage collateral pre-paying at a faster rate than previously indicated due to the high level of refinance activity that occurred during 1993 and 1994, while the lower coupon interest bearing debt is paid down at a faster rate than the higher coupon interest bearing debt. Analysis of collateral coupon dispersion indicated further reduction of average collateral coupon interest rates in 1995 and 1996 which resulted in GMC III changing its accounting estimate of amortization speeds in December, 1994. Accordingly, GMC III expensed all remaining mortgage discount/premium balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write off in 1994 amounted to $5,812,061. The Company expects to continue to experience reductions in net interest income as mortgage prepayments continue. The Company is anticipating repayment of all outstanding long term debt by late 1996.

          KEY FACTORS IMPACTING INTEREST REVENUE AND INTEREST EXPENSE

                                               THREE MONTHS         THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                   ENDED                ENDED                ENDED                ENDED
                                                 JUNE 30,             JUNE 30,              JUNE 30,             JUNE 30,
                                                   1995                 1994                  1995                 1994
                                              ----------------     ---------------      ---------------      ----------------
INTEREST REVENUE:

Mortgage-backed securities
portfolio balance                                 $106,728,411         $124,681,739         $106,728,411         $124,681,739

Weighted average rate
at end of period                                          9.05%                9.06%                9.05%                9.06%

Interest income for the period                    $  2,455,346         $  2,908,520         $  5,000,482         $  6,115,182

Amortization of net mortgage
discounts/premiums                                                         (163,562)                                 (340,700)

                                                  ------------         ------------         ------------         ------------
Total                                             $  2,455,346         $  2,744,958         $  5,000,482         $  5,774,482
                                                  ============         ============         ============         ============



                                               THREE MONTHS         THREE MONTHS           SIX MONTHS           SIX MONTHS
                                                   ENDED                ENDED                ENDED                ENDED
                                                 JUNE 30,             JUNE 30,              JUNE 30,             JUNE 30,
                                                   1995                 1994                  1995                 1994
                                             -----------------     ----------------     ----------------     ----------------
INTEREST EXPENSE:

Bonds payable balance                             $107,610,331         $126,873,642         $107,610,331         $126,873,642

Weighted average rate
at end of period                                          8.90%               8.865%                8.90%               8.865%

Interest expense for
the period                                        $  2,424,520         $  2,901,341         $  4,928,938         $  6,120,010

Amortization of bond
discounts and issue costs                                                   191,235                                   386,001

                                                  ------------         ------------         ------------         ------------
Total                                             $  2,424,520         $  3,092,576         $  4,928,938         $  6,506,011
                                                  ============         ============         ============         ============


FINANCIAL CONDITION

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

The Company will not have additional capital or liquidity requirements in excess of collateral prepayments and additional pledged collateral balances, assuming the mortgage-backed securities continue to pay principal and interest in accordance with their terms. No additional capital requirements are anticipated since the cash flows from the collateral packages are projected to be sufficient to repay the existing debt. The Company is anticipating repayment of all outstanding debt by late 1996.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is required to be filed as part of this report as required under 601c(2) of Regulation S-K:27. Financial Data Schedule for the 10-Q for the quarter ended June 30, 1995.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      GUARANTEED MORTGAGE CORPORATION III



August 10, 1995                           By: \s\ James A. Weissenborn
---------------                               -------------------------
   (Date)                                     James A. Weissenborn, President
                                              (Principal Executive Officer)


August 10, 1995                           By: \s\ Bruce E. Robinson
---------------                               -----------------------
   (Date)                                     Bruce E. Robinson, Vice President
                                              - Finance and Treasurer
                                              (Principal Financial Officer)

                                Exhibit Index




Exhibit Number                                                 Description
--------------                                                 -----------

     27                                                 Financial Data Schedule