Form 10-Q
period 1995-09-30
GUARANTEED MORTGAGE CORP III
filed 1995-11-13
CIK 752302

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

(MARK ONE)                        FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                     OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                       Commission File Number 0-12811
                                              -------

                     GUARANTEED MORTGAGE CORPORATION III
   -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                    31-1054754
   -------------------------------             ---------------------------
    (State or other jurisdiction of            (I.R.S. Identification No.)
    incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado      80111
---------------------------------------------------------------      -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          (303) 740-3370
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

        YES   X    NO
            -----     ----
Number of shares of common stock outstanding as of October 31, 1995:  1,000

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                      GUARANTEED MORTGAGE CORPORATION III

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                           --------

PART I    FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Balance Sheets, September 30, 1995 and
                December 31, 1994                                                                              3

            Condensed Statements of Operations and Retained Earnings,
                Three Months Ended September 30, 1995 and September 30, 1994 and
                Nine Months Ended September 30, 1995 and September 30, 1994                                    4

            Condensed Statements of Cash Flows, Nine Months Ended
                September 30, 1995 and September 30, 1994                                                      5

            Notes to Condensed Financial Statements                                                            6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                  9

PART II   OTHER INFORMATION

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             12

SIGNATURES                                                                                                    12


                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                      GUARANTEED MORTGAGE CORPORATION III
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1995                    1994
                                                                            --------                --------
        ASSETS
        ------
Cash                                                                      $           1,264       $             450

Funds held by trustee                                                             2,730,824               2,275,383

Mortgage-backed securities held-to-maturity,
  at amortized cost                                                                                     114,015,107

Mortgage-backed securities available-for-sale,
  at estimated fair value                                                       107,827,316

Accrued interest receivable                                                         800,207                 869,788

Due from affiliates                                                                  17,790
                                                                          -----------------       -----------------

                                                                          $     111,377,401       $     117,160,728
                                                                          =================       =================

        LIABILITIES AND SHAREHOLDER'S EQUITY
        ------------------------------------

Liabilities:

  Bonds payable                                                           $     103,756,670       $     114,830,836

  Accrued liabilities, primarily
   interest                                                                       1,567,256               1,727,987

  Due to affiliates                                                                                          86,479

  Other liabilities                                                               2,212,705
                                                                          -----------------       -----------------

           Total liabilities                                                    107,536,631             116,645,302
                                                                          -----------------       -----------------

Shareholder's equity:

  Common stock, $1 par value; 50,000
         shares authorized; 1,000 shares
         issued and outstanding                                                       1,000                   1,000

  Additional paid-in capital                                                         19,000                  19,000

  Retained earnings                                                                 501,711                 495,426

  Unrealized gains on securities                                                  3,319,059
                                                                          -----------------       -----------------

           Total shareholder's equity                                             3,840,770                 515,426
                                                                          -----------------       -----------------

                                                                          $     111,377,401       $     117,160,728
                                                                          =================       =================

                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                      THREE MONTHS          THREE MONTHS          NINE MONTHS          NINE MONTHS
                                          ENDED                 ENDED                ENDED                ENDED
                                        SEPTEMBER             SEPTEMBER            SEPTEMBER            SEPTEMBER
                                        30, 1995              30, 1994             30, 1995             30, 1994
                                      ----------            ----------           ----------           ----------
Revenues:

   Interest                           $     2,367,207       $     2,744,983      $      7,367,690     $     8,860,166

   Amortization of net
    mortgage discounts/
    premiums                                                       (150,958)                                 (491,658)

   Fee income                                   6,540                 7,232                21,554              25,014
                                      ---------------       ---------------      ----------------     ---------------

Total revenues                              2,373,747             2,601,257             7,389,244           8,393,522
                                      ---------------       ---------------      ----------------     ---------------

Expenses:

   Interest                                 2,341,563             2,712,154             7,270,502           8,832,164

   Amortization of bond
    discounts and issue
    costs                                                           188,317                                   574,318

   General and
    administrative                             32,750                21,029               108,267              69,194
                                      ---------------       ---------------      ----------------     ---------------

Total expenses                              2,374,313             2,921,500             7,378,769           9,475,676
                                      ---------------       ---------------      ----------------     ---------------

Income (loss) before income
    tax (benefit)                                (566)             (320,243)               10,475          (1,082,154)

Income tax (benefit)                             (226)             (124,895)                4,190            (422,040)
                                      ---------------       ---------------      ----------------     ---------------

Net income (loss)                                (340)             (195,348)                6,285            (660,114)

Retained earnings at
  beginning of period                         502,051             7,235,101               495,426           7,699,867
                                      ---------------       ---------------      ----------------     ---------------

Retained earnings at
  end of period                       $       501,711       $     7,039,753      $        501,711     $     7,039,753
                                      ===============       ===============      ================     ===============


                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           NINE MONTHS               NINE MONTHS
                                                                              ENDED                     ENDED
                                                                            SEPTEMBER                 SEPTEMBER
                                                                            30, 1995                  30, 1994
                                                                          ----------                ----------

Cash flows from operating activities:
 Net income (loss)                                                        $          6,285          $       (660,114)
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
         Amortization of net mortgage
          premiums/discounts                                                                                 491,658
         Amortization of bond discounts
          and issue costs                                                                                    574,318
         Provision for income tax (benefit)                                          4,190                  (422,040)
 Operating changes in cash due to:
         Decrease in accrued interest receivable                                    69,581                   240,689
         Increase in accrued liabilities                                         3,284,642                 2,608,906
                                                                             -------------             -------------

            Net cash provided by operating
              activities                                                         3,364,698                 2,833,417
                                                                             -------------             -------------

Cash flows from investing activities:
       Principal amortization and prepayments
         of held-to-maturity mortgage-backed
         securities                                                             11,719,555                33,505,660
       (Increase) decrease in funds held by trustee                               (455,441)                4,649,186
                                                                             -------------             -------------

            Net cash provided by investing
              activities                                                        11,264,114                38,154,846
                                                                             -------------             -------------

Cash flows from financing activities:
       Bond principal payments                                                 (14,519,539)              (40,866,780)
       Decrease in due affiliates                                                 (108,459)                 (122,400)
                                                                             -------------             -------------

            Net cash used in financing
              activities                                                       (14,627,998)              (40,989,180)
                                                                             -------------             -------------

Net increase (decrease) in cash                                                        814                      (917)

Cash at beginning of period                                                            450                     1,003
                                                                             -------------             -------------

Cash at end of period                                                        $       1,264             $          86
                                                                             =============             =============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for interest                                     $   3,985,859             $   6,223,257
                                                                             =============             =============


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

      RELATED PARTY TRANSACTIONS

      Transactions and arrangements between GMC III and PFCI, Pulte Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation are summarized as follows:

      -- GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(17,790) and $86,479 at September 30, 1995 and December 31, 1994, respectively. Average month-end balances due these affiliates were $6,511 and $286,075 for the nine months ended September 30, 1995 and 1994, respectively. Advances payable by GMC III to affiliates initially related to the acquisition of mortgage-backed securities and have been decreased by operating earnings over the life of GMC III.

      -- Certain of GMC III's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

      -- PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

      -- During the nine months ended September 30, 1995 and 1994, GMC III paid $21,554 and $25,014, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see Note 3).

                      GUARANTEED MORTGAGE CORPORATION III
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


      SIGNIFICANT ACCOUNTING POLICIES

      -- For the past several years, GMC III has been redeeming its GNMA collateralized bonds at the earliest possible redemption date for each individual bond series. The bonds are typically redeemable at certain specified dates or when the remaining principal balance of
           related collateral is less   than 10% of the collateral's original
           principal balance. With the adoption of FASB Statement 115 on January 1, 1994, GMC III determined that FASB 115, paragraph 11-b, allowed for continued classification of the GNMA securities as held-to-maturity, since all sales of the securities were projected to occur at a point where less than 15% of the securities' original principal balance would remain outstanding. These projections were based on actual observed prepayments interpolated out to each series' projected redemption date. The projections indicated outstanding principal balance percentages of less than 10%, which was well below the 15% threshold for classifying the securities as held-to-maturity. Given recent prepayment experience, it appears that GMC III will liquidate the collateral and redeem the bonds at dates where the remaining GNMA securities sale balances will be approximately 20% of the securities' original principal amounts. Such collateral sales and bond redemptions are projected to occur between now and December 31, 1996. Although GMC III's management approach and intent with respect to these securities remains unchanged, the ability to recognize future security sales for accounting purposes as maturities is not now applicable given recent updated collateral balance projections for the same redemption dates as previously used for all remaining bond series. Accordingly, GMC III has reclassified all GNMA securities into the available-for-sale category effective September 30, 1995.

      -- As a result of higher coupon mortgage collateral prepaying at a proportionably faster rate than previously indicated due to the high level of refinance activity in 1993 and 1994, while lower coupon interest bearing debt has paid down at a faster rate than the higher coupon interest bearing debt, GMC III's average collateral coupon rate has decreased at an accelerated pace, while its average bond coupon rate has increased. This coupon dispersion indicates further reduction of average collateral coupon rates in 1995 and 1996 which caused GMC III to change its accounting estimate of amortization speeds and expensed all remaining mortgage discount/premium balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write-off amounted to $5,812,061.

      -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1994.

                      GUARANTEED MORTGAGE CORPORATION III
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)



2.    MORTGAGE-BACKED SECURITIES

      At September 30, 1995, mortgage-backed securities (GNMA certificates) had an estimated market value of $107,827,316, which included gross unrealized gains of $5,531,764 on securities with an amortized cost of $102,295,552. At December 31, 1994, these securities had an estimated market value of $115,620,712, which included gross unrealized gains of $1,605,605 on securities with an amortized cost of $114,015,107. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

3.    BONDS PAYABLE

      Bonds payable at September 30, 1995 and December 31, 1994 consisted of two bond issues with stated interest rates ranging from 8.50% to 9.0% for both periods. Weighted average interest rates were 8.91% and 8.88% at September 30, 1995 and December 31, 1994, respectively. Both of the bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $982,182.

      Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

      As of September 30, 1995, $64,867,801 was outstanding for three series of non-recourse bonds issued by GMC III, in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.

4.    SUBSEQUENT EVENT

      During the quarter ended September 30, 1995, GMC III notified the trustee of its intent to redeem on November 1, 1995, and December 1, 1995, $2,928,285 and $42,965,297, respectively, of its long term debt prior to scheduled maturity. The funds for these extinguishments were obtained from the sale of the mortgage-backed securities which collateralized the bonds.

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

         The Company's pretax income (loss) was $(566) and $10,475 for the quarter and nine months ended September 30, 1995, respectively, as compared to $(320,243) and $(1,082,154) for the respective periods in 1994. Earnings increased due to increased interest spreads which were primarily a result of GMC III no longer incurring amortization expense in 1995 as a result of GMC III changing its accounting estimate of amortization speeds in December, 1994.

         GMC III's average collateral coupon rate has decreased at an accelerated pace, while its average bond coupon rate has increased. This condition is caused by higher coupon mortgage collateral prepaying
         at a   proportionally faster rate than previously indicated due to the high level of refinance activity that occurred during 1993 and 1994, while the lower coupon interest bearing debt is paid down at a faster rate than the higher coupon interest bearing debt. Analysis of collateral coupon dispersion indicated further reduction of average collateral coupon interest rates in 1995 and 1996 which resulted in GMC III changing its accounting estimate of amortization speeds in December, 1994. Accordingly, GMC III expensed all remaining mortgage discount/premium balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write-off in 1994 amounted to $5,812,061. The Company expects to continue to experience reductions in net interest income as mortgage prepayments continue.
         The Company is anticipating repayment of all outstanding long term debt by late 1996.

                      GUARANTEED MORTGAGE CORPORATION III

          KEY FACTORS IMPACTING INTEREST REVENUE AND INTEREST EXPENSE

                                        Three Months          Three Months            Nine Months          Nine Months
                                            Ended                 Ended                  Ended                Ended
                                        September 30,         September 30,           September 30,       September 30,
                                            1995                  1994                   1995                 1994
                                          --------              --------               --------             --------
INTEREST REVENUE:

Mortgage-backed securities
portfolio balance at
amortized cost                          $     102,295,552     $     118,862,585      $     102,295,552    $     118,862,585

Weighted average rate at
end of period                                        9.05%                 9.06%                  9.05%                9.06%

Funds held by trustee
balance at end of period                $       2,730,824     $       2,972,268      $       2,730,824    $       2,972,268

Interest income for the
period                                  $       2,354,870     $       2,732,968      $       7,334,312    $       8,811,541

Interest income earned on
funds held by trustee for
the period                                         12,337                12,015                 33,378               48,625

Amortization of net
mortgage discounts/premiums                                            (150,958)                                   (491,658)
                                        -----------------     -----------------      -----------------    -----------------

Total                                   $       2,367,207     $       2,594,025      $       7,367,690    $       8,368,508
                                        =================     =================      =================    =================


                                        Three Months          Three Months            Nine Months          Nine Months
                                            Ended                 Ended                  Ended                Ended
                                        September 30,         September 30,          September 30,       September 30,
                                            1995                  1994                   1995                 1994
                                          --------              --------               --------             --------
INTEREST EXPENSE:

Bonds payable balance                   $     103,756,670     $     120,319,093      $     103,756,670    $     120,319,093

Weighted average rate at
end of period                                        8.91%                 8.88%                  8.91%                8.88%

Interest expense for the
period                                  $       2,341,563     $       2,712,154      $       7,270,502    $       8,832,164

Amortization of bond
discounts and issue costs                                               188,317                                     574,318
                                        -----------------     -------------------    -----------------    -----------------

Total                                   $       2,341,563     $       2,900,471      $       7,270,502    $       9,406,482
                                        =================     =================      =================    =================




                      GUARANTEED MORTGAGE CORPORATION III


FINANCIAL CONDITION

Each series of the Company's bonds is secured by a separate collateral package consisting, in part, of the Certificates purchased in connection with the issuance of a bond series, or Funding Notes or a combination thereof, additional pledged GNMA certificates and cash. The collateral package for a series is pledged to NBD Bank, N.A. as trustee on behalf of the holders of bonds of such series. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is required to be filed as part of this report as required under 601c(2) of Regulation S-K:27. Financial Data Schedule for the 10-Q for the quarter ended September 30, 1995.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      GUARANTEED MORTGAGE CORPORATION III



    November 13, 1995                       By: /s/ James A. Weissenborn
---------------------------                     -------------------------------
         (Date)                                 James A. Weissenborn, President
                                                (Principal Executive Officer)



    November 13, 1995                       By: /s/ Bruce E. Robinson
---------------------------                     -------------------------------
         (Date)                                 Bruce E. Robinson, Vice
                                                President-Finance and Treasurer
                                                (Principal Financial Officer)

                                EXHIBIT INDEX



EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
    27                                  Financial Data Schedule


