Form 10-K405
period 1995-12-31
GUARANTEED MORTGAGE CORP III
filed 1996-03-20
CIK 752302

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
  (Mark one)
     (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended  DECEMBER 31, 1995
                                          -----------------

                                       or
     ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12811
                                                -------

                     GUARANTEED MORTGAGE CORPORATION III
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MICHIGAN                                  31-1054754
-------------------------------       ------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

6061 SOUTH WILLOW DRIVE, SUITE 301, GREENWOOD VILLAGE, COLORADO        80111
---------------------------------------------------------------    ------------
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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes XX   No
                                               --      --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/X/
                                                         -

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1996: $-0-

     Number of shares of common stock outstanding as of March 1, 1996: 1,000.

     Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

                                                                     Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III              12/31/95



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

     The Company, although incorporated in October, 1982 and capitalized in August, 1984, did not commence operations until it issued its first series of bonds on October 24, 1984. Prior to 1989, the Company issued fifteen series of bonds, all of which were offered and sold to the public pursuant to a registration statement filed with the Securities and Exchange Commission. The bonds had an aggregate original principal amount of $1,208,697,000, with stated annual interest rates ranging from 7.0% to 12.5%. The Company has not issued any additional series of bonds since 1988. At December 31, 1995, the Company had $54,681,582 in aggregate principal amount of bonds outstanding, with stated annual interest rate of 9.00%. This aggregate principal amount includes $18,041,310 in outstanding aggregate principal amount of the Company's Series H Bonds, secured by Funding Notes, and $43,514,174 in outstanding aggregate principal amount of the Company's Series L and Series M Bonds, all of which are non-recourse obligations and do not represent a liability of the Company.

     Each series of the Company's bonds is secured by a separate collateral package consisting, in part, of the Certificates purchased in connection with the issuance of a bond series, or Funding Notes or a combination thereof, letters of credit and cash. The collateral package for a series is pledged to NBD Bank, N.A., as trustee on behalf of the holders of the bonds of such series. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

                                                                     Year Ended
FORM 10-K            GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

     The Company's pretax income before extraordinary item was $2,735,830 for 1995 as compared to pretax loss before extraordinary item of $(7,204,441) and $(794,434) for 1994 and 1993, respectively. Earnings increased during 1995 as compared to 1994 primarily as a result of GMC III's sale of mortgage-backed securities, resulting in a gain of $2,867,060. In addition, GMC III no longer incurred amortization expense related to mortgage/bond discounts and bond issue costs in 1995 as a result of GMC III changing its estimate of amortization speeds in December 1994.

                                                                     Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III              12/31/95



     Earnings decreased during 1994 as compared to 1993 primarily due to increased amortization of mortgage premiums/discounts, bond discounts and bond issue costs as a result of GMC III changing its estimate of amortization speeds. As a result of collateral coupon dispersion indicating further reduction of average collateral coupon interest rates in 1995 and 1996, GMC III expensed all remaining mortgage discount/premium balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write off in 1994 amounted to $5,812,061.

                                                                     Year Ended
FORM 10-K              GUARANTEED MORTGAGE CORPORATION III             12/31/95




          Key Factors Impacting Interest Revenue and Interest Expense


                                                 1995          1994          1993
                                                 ----          ----          ----
Interest Revenue:

Mortgage-backed securities
portfolio balance at year end,
at amortized cost                         $53,766,060  $114,015,107  $152,368,245

Weighted average rate at year end               9.00%         9.06%         9.08%

Interest income for the year              $ 9,154,477  $ 11,488,662  $ 18,938,151

Amortization of net mortgage
discounts/premiums                                        (630,914)     (469,946)

Write-off of mortgage discounts/premiums                (1,533,485)
                                          -----------  ------------  ------------

Total interest income, including
amortization and write-off of mortgage
discounts                                 $ 9,154,477  $  9,324,263  $ 18,468,205
                                          ===========  ============  ============



                                                 1995          1994          1993
                                                 ----          ----          ----
Interest Expense:

Bonds payable balance at year end         $54,681,582  $114,830,836  $158,030,288

Weighted average rate
at year end                                     9.00%         8.88%         8.82%


Interest expense for the year             $ 9,170,691  $ 11,425,931  $ 18,448,758

Amortization of bond
discounts and issue costs                                   760,298       690,354

Write-off of bond discounts
and issue costs                                           4,278,576
                                          -----------  ------------  ------------

Total interest expense, including
amortization and write-off of bond
discounts and issue costs                 $ 9,170,691  $ 16,464,805  $ 19,139,112
                                          ===========  ============  ============

                                                                     Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III              12/31/95



     Pretax extraordinary losses from the bond extinguishments during 1993 were $2,028,327. These losses resulted from the write-off of unamortized bond discounts and issue costs. There was no similar activity in 1995 and 1994.



Financial Condition and Liquidity

     Each series of the Company's bonds is secured by a separate collateral package consisting of the Certificates purchased in connection with the issuance of a bond series, or Funding Notes or a combination thereof, letters of credit and cash. The collateral package for a series is pledged to NBD Bank, N.A. as trustee on behalf of the holders of the bonds of such series. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

The Company will not have additional capital or liquidity requirements in excess of collateral prepayments and letter of credit balances, assuming the mortgage-backed securities (GNMA certificates) continue to pay principal and interest in accordance with their terms. No additional capital requirements are anticipated since the cash flows from the collateral packages are projected to be sufficient to repay the existing debt. The Company is anticipating repayment of all outstanding debt by late 1996.

                                                                     Year Ended
FORM 10-K            GUARANTEED MORTGAGE CORPORATION III               12/31/95





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                       ----

Index to Financial Statements


        Balance Sheets at December 31, 1995 and 1994                     8

        Statements of Operations for the years ended
             December 31, 1995, 1994 and 1993                            9

        Statements of Shareholder's Equity for the years
             ended December 31, 1995, 1994 and 1993                     10

        Statements of Cash Flows for the years ended
             December 31, 1995, 1994 and 1993                           11

        Notes to Financial Statements                                   12

        Report of Ernst & Young LLP, Independent Auditors               15

                                                                     Year Ended
FORM 10-K           GUARANTEED MORTGAGE CORPORATION III                12/31/95


BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                                                               1995              1994
                                                            ----------        ----------
ASSETS

Cash .....................................................  $     2,066      $        450

Funds held by trustee ....................................    1,336,403         2,275,383

Mortgage-backed securities held-to-maturity, at amortized
  cost ...................................................                    114,015,107

Mortgage-backed securities available-for-sale, at
  estimated fair value ...................................   56,975,222

Accrued interest receivable ..............................      440,701           869,788
                                                            -----------      ------------

                                                            $58,754,392      $117,160,728
                                                            ===========      ============
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

 Bonds payable ...........................................  $54,681,582      $114,830,836

 Accrued liabilities, primarily interest .................      847,561         1,727,987

 Due affiliates ..........................................          831            86,479

 Deferred income taxes ...................................    1,283,665
                                                            -----------      ------------

Total liabilities ........................................   56,813,639       116,645,302
                                                            -----------      ------------

Shareholder's equity:

 Common stock, $1 par value; 50,000 shares
   authorized; 1,000 shares issued and
   outstanding ...........................................        1,000             1,000

 Additional paid-in capital ..............................    1,113,332            19,000

 Retained earnings .......................................   (1,099,076)          495,426

 Unrealized gains on securities available-for-sale, net of
   income taxes of $1,283,665 ............................    1,925,497
                                                            -----------      ------------

Total shareholder's equity ...............................    1,940,753           515,426
                                                            -----------      ------------

                                                            $58,754,392      $117,160,728
                                                            ===========      ============


                           See accompanying notes.

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995             1994            1993
                                                       -----------      -----------      -----------

Revenues:

 Interest .........................................    $ 9,154,477     $ 11,488,662     $ 18,938,151
 Amortization of net mortgage discounts/premiums ..                      (2,164,399)        (469,946)
 Gain on sale of mortgage-backed securities .......      2,867,060
 Fee income .......................................         29,040           33,303           45,917
                                                       -----------     ------------     ------------

                                                        12,050,577        9,357,566       18,514,122
                                                       -----------     ------------     ------------

Expenses:

 Interest .........................................      9,170,691       11,425,931       18,448,758
 Amortization of bond discounts and issue costs ...                       5,038,874          690,354
 General and administrative .......................        144,056           97,202          169,444
                                                       -----------     ------------     ------------

                                                         9,314,747       16,562,007       19,308,556
                                                       -----------     ------------     ------------

Income (loss) before income tax benefit and
 extraordinary item ...............................      2,735,830       (7,204,441)        (794,434)

Income tax (benefit) ..............................      1,094,332       (2,809,732)        (309,829)
                                                       -----------     ------------     ------------

Income (loss) before extraordinary item ...........      1,641,498       (4,394,709)        (484,605)

Extraordinary loss from early extinguishment of
 debt, net of tax benefits of $791,048 ............                                       (1,237,279)
                                                       -----------     ------------     ------------

Net income (loss) .................................    $ 1,641,498     $ (4,394,709)    $ (1,721,884)
                                                       ===========     ============     ============



                            See accompanying notes.

                                                                     Year Ended
FORM 10-K            GUARANTEED MORTGAGE CORPORATION III               12/31/95



STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                           ADDITIONAL                UNREALIZED
                                   COMMON   PAID-IN      RETAINED     GAINS ON
                                    STOCK   CAPITAL      EARNINGS    SECURITIES     TOTAL
                                   ------  ----------  ------------  ----------  -----------

Balance January 1, 1993 .........  $1,000  $   19,000  $ 10,522,628              $10,542,628

Dividends .......................                       (1,100,877)               (1,100,877)

Net loss ........................                       (1,721,884)               (1,721,884)
                                   ------  ----------  ------------  ----------  -----------

Balance December 31, 1993 .......   1,000      19,000     7,699,867                7,719,867

Dividends .......................                       (2,809,732)               (2,809,732)

Net loss ........................                       (4,394,709)               (4,394,709)
                                   ------  ----------  ------------  ----------  -----------

Balance December 31, 1994 .......   1,000      19,000       495,426                  515,426

Dividends .......................                       (3,236,000)               (3,236,000)

Capital contribution ............           1,094,332                              1,094,332

Unrealized gains on securities ..                                    $1,925,497    1,925,497

Net income ......................                         1,641,498                1,641,498
                                   ------  ----------  ------------  ----------  -----------

Balance December 31, 1995 .......  $1,000  $1,113,332  $(1,099,076)  $1,925,497  $ 1,940,753
                                   ======  ==========  ============  ==========  ===========


                            See accompanying notes.

                                                                     Year Ended
FORM 10-K            GUARANTEED MORTGAGE CORPORATION III               12/31/95


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        1995              1994              1993
                                                    ------------     -------------     -------------
Cash flows from operating activities:
 Net income (loss) ...............................  $  1,641,498     $ (4,394,709)    $  (1,721,884)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Amortization of net mortgage
    premiums/discounts ...........................                      2,164,399           469,946
   Amortization of bond discounts
    and issue costs ..............................                      5,038,874           690,354
   Gain on sale of mortgage-backed securities ....    (2,867,060)
   Loss from early extinguishment of debt ........                                        2,028,327
   Provision for income tax (benefit) ............     1,094,332       (2,809,732)       (1,100,877)
Operating changes in cash due to:
   Decrease in accrued interest receivable .......       429,087          290,765         1,134,501
   Increase in accrued liabilities ...............     3,450,221        3,628,078         1,804,631
                                                    ------------     ------------     -------------

Net cash provided by operating activities ........     3,748,078        3,917,675         3,304,998
                                                    ------------     ------------     -------------

Cash flows from investing activities:
 Principal amortization and prepayments of
  held-to-maturity mortgage-backed securities ....    11,719,555       38,353,138        68,328,709
 Principal amortization and prepayments of
  available-for-sale mortgage-backed securities ..     3,185,837
 Transfer of held-to-maturity mortgage-backed
  securities to affiliated holding company .......                                       75,304,263
 Sale of available-for-sale mortgage-backed
  securities .....................................    48,210,715
 Decrease in funds held by trustee ...............       938,980        5,346,071         1,308,530
                                                    ------------     ------------     -------------

Net cash provided by investing activities ........    64,055,087       43,699,209       144,941,502
                                                    ------------     ------------     -------------

Cash flows from financing activities:
 Bond principal payments .........................   (64,479,901)     (47,453,960)     (148,339,714)
 Net change in due affiliates ....................       (85,648)        (163,477)           93,281
 Dividends to parent .............................    (3,236,000)
                                                    ------------     ------------     -------------

Net cash used in financing activities ............   (67,801,549)     (47,617,437)     (148,246,433)
                                                    ------------     ------------     -------------

Net increase (decrease) in cash ..................         1,616            (553)                67

Cash at beginning of year ........................           450            1,003               936
                                                    ------------     ------------     -------------

Cash at end of year ..............................  $      2,066     $        450     $       1,003
                                                    ============     ============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest ...........  $  5,720,469     $  7,797,852     $  16,644,127
                                                    ============     ============     =============


                            See accompanying notes.

                                                                     Year Ended
FORM 10-K            GUARANTEED MORTGAGE CORPORATION III               12/31/95


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

RELATED PARTY TRANSACTIONS

     Transactions and arrangements between GMC III and PFCI, Pulte Corporation, and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

     - GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net payable balances of which were $831 and $86,479 at December 31, 1995 and 1994, respectively. Average month-end balances due to (from) these affiliates were $(200,464) and $171,485 during the years ended December 31, 1995 and 1994, respectively. Advances payable by GMC III to affiliates related initially to the acquisition of mortgage-backed securities and have been decreased by operating earnings over the life of GMC III.

     - GMC III's taxable income is included in the consolidated tax returns of Pulte Corporation. Effective January 1, 1993, GMC III implemented the new method of accounting for income taxes (FAS No. 109) that requires income taxes to be provided by subsidiaries based on their own results of operations. GMC III provides for income taxes on a stand alone basis at statutory rates. The related income tax liability or benefit related to operations was settled by a contribution from or a dividend to the parent corporation and did not represent a cash transaction. Deferred income taxes related to items not included in operations are not pased through to the parent corporation.

     - Certain of GMC III's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

     - PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

     - During the years ended December 31, 1995, 1994 and 1993, GMC III paid $29,040, $33,303 and $45,917, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see
     Note 3).

     - During the years ended December 31, 1995, 1994 and 1993, GMC III paid dividends to PFCI of $3,236,000, $2,809,732 and $1,100,877, respectively.
     Dividends during 1994 and 1993 related entirely to income tax benefits and did not represent cash transactions.

SIGNIFICANT ACCOUNTING POLICIES

     - For the past several years, GMC III has been redeeming its GNMA collateralized bonds at the earliest possible redemption date for each individual bond series. The bonds are typically redeemable at certain specified dates or when the remaining principal balance of related collateral is less than 10% of the collateral's original principal balance. With the adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, on January 1, 1994, GMC III determined that SFAS No. 115, paragraph 11-b, allowed for continued classification of the GNMA securities as held-to-maturity, since all sales of the securities were projected to occur at a point where less than 15% of the securities' original principal balance would remain outstanding. These projections were based on actual observed prepayments interpolated out to each series' projected redemption date. The projections indicated outstanding principal balance percentages of less than 10%, which was well below the 15% threshold for classifying the securities as held-to-maturity.

                                                                     Year Ended
FORM 10-K           GUARANTEED MORTGAGE CORPORATION III                12/31/95


NOTES TO FINANCIAL STATEMENTS, CONTINUED

SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       Given recent prepayment experience, it appears that GMC III will liquidate the collateral and redeem the bonds at dates where the remaining GNMA securities sale balances will be approximately 20% of the securities' original principal amounts. Such collateral sales and bond redemptions are projected to occur during 1996. Although GMC III's management approach and intent with respect to these securities remains unchanged, the ability to recognize future security sales for accounting purposes as maturities is not now applicable given recent updated collateral balance projections for the same redemption dates as previously used for all remaining bond series. Accordingly, GMC III had reclassified all GNMA securities into the available-for-sale category effective September 30, 1995.

     - As a result of continued contraction in net interest spreads, GMC III changed its accounting estimate of amortization speeds and expensed all remaining mortgage discount/premium balances, bond discounts and issue costs in December 1994. The net amount of expense relating to this write-off amounted to $5,812,061.

     - Gains from the sale of mortgage-backed securities are calculated based on amortized cost.

     - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   MORTGAGE-BACKED SECURITIES

     At December 31, 1995, mortgage-backed securities (GNMA certificates) had an estimated fair market value based on quoted market prices of $56,975,222 which included gross unrealized gains of $3,209,162 on securities with an amortized cost of $53,766,060. At December 31, 1994, these securities had an estimated fair market value based on quoted market prices of $115,620,712, which included gross unrealized gains of $1,605,605 on securities with an amortized cost of $114,015,107. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.


     During the year ended December 31, 1993, GMC III extinguished $79,295,473 of its long-term debt prior to scheduled maturity. Due to this redemption, GMC III transferred the related outstanding collateral of $77,044,581 and the unamortized discount of $1,740,318 associated with this collateral, to its affiliate, Pulte Financial Holding Company.

3.   BONDS PAYABLE

     During 1995, GMC III redeemed $45,893,582 of its long-term debt prior to scheduled maturity. There were no extraordinary losses related to these redemptions since all bond discounts and issue costs related to these bond redemptions had been fully amortized prior to their redemption dates.
     Bonds payable at December 31, 1995 and 1994 consisted of one bond issue (two at December 31, 1994) with a stated interest rate of 9.00% (range of 8.50% to 9.00% at December 31, 1994). Weighted average stated interest rates were 9.0% and 8.88% at December 31, 1995 and 1994, respectively. The bond issue has classes with serial maturities. The bond is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon payments received on mortgage loans. The bond is further collateralized by letters of credit in the aggregate amount of $517,000.
     The estimated fair market values of the outstanding bonds payable at December 31, 1995 and 1994 were $54,682,000 and $115,084,000, respectively.
Fair market value at December 31, 1995 approximated the carrying values of such bonds since GMC III is anticipating repayment of all debt in late 1996. Fair market value of outstanding bonds payable at December 31, 1994 was estimated using secondary market activity for comparable securities. Secondary market activity for these specific securities is limited.
     Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.
     As of December 31, 1995, $61,555,484 was outstanding for three series of non-recourse bonds issued by GMC III in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.   EXTRAORDINARY ITEM

     During the year ended December 31, 1993, GMC III extinguished $79,295,473 of its long-term debt prior to scheduled maturity, resulting in an extraordinary pretax loss of $2,028,327 due to the write-off of unamortized bond discounts and issue costs.

                                                                      Year Ended
FORM 10-K          GUARANTEED MORTGAGE CORPORATION III                  12/31/95



REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDER
GUARANTEED MORTGAGE CORPORATION III

We have audited the accompanying balance sheets of Guaranteed Mortgage Corporation III as of December 31, 1995 and 1994, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranteed Mortgage Corporation III at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to the Financial Statements, Guaranteed Mortgage III changed its method of accounting for income taxes in 1993.


                                                               ERNST & YOUNG LLP
Detroit, Michigan
January 18, 1996

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95




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


                                    PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Annual Report on Form 10-K:

     (a) (1)       Financial Statements

                   GUARANTEED MORTGAGE CORPORATION III
                          Balance Sheets at December 31, 1995 and 1994
                          Statements of Operations for the years ended
                              December 31, 1995, 1994 and 1993
                          Statements of Shareholder's Equity for the
                              years ended December 31, 1995, 1994 and 1993
                          Statements of Cash Flows for the
                              years ended December 31, 1995, 1994 and 1993
                          Notes to Financial Statements
                          Report of Ernst & Young LLP, Independent Auditors

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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

         10.17 Underwriting Agreement Basic Provisions,incorporated by reference into the Underwriting Agreements filed as Exhibits 10.16, 10.18, 10.23 and 10.24, previously filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K, dated as of January 28, 1988, is hereby incorporated by reference.

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



                      SCHEDULE IV - INDEBTEDNESS OF AND TO
                         RELATED PARTIES - NOT CURRENT
                                ($000's omitted)



                                     Year Ended    Year Ended    Year Ended
                                   December 31,  December 31,  December 31,
                                           1995          1994          1993
                                   ------------  ------------  ------------

    Advances from affiliates:

     Balance at beginning of year  $         86  $        250  $        157
     Additions                            3,976         1,021        80,965
     Reductions                         (4,061)       (1,185)      (80,872)
                                   ------------  ------------  ------------

     Balance at end of year        $          1  $         86  $        250
                                   ============  ============  ============

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1996.

                                             GUARANTEED MORTGAGE CORPORATION III



                                             By  /s/JAMES A. WEISSENBORN
                                                 -------------------------------
                                                 James A. Weissenborn, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Name                         Title                   Date
             ----                         -----                   ----
    /s/JAMES A. WEISSENBORN  President                       March 20, 1996
    -----------------------  (Principal Executive Officer)
    James A. Weissenborn     and Director



    /s/BRUCE E. ROBINSON     Vice President-Finance          March 20, 1996
    -----------------------  and Treasurer
    Bruce E. Robinson        (Principal Financial Officer)
                             and Director


    /s/ANNA M. CECE          Assistant Secretary             March 20, 1996
    -----------------------  and Controller
    Anna M. Cece             (Principal Accounting Officer)


                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



                               INDEX TO EXHIBITS

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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95



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

                                                                      Year Ended
FORM 10-K             GUARANTEED MORTGAGE CORPORATION III               12/31/95


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

            27         Financial Data Schedules