Form 10-Q
period 1996-03-31
GUARANTEED MORTGAGE CORP III
filed 1996-05-13
CIK 752302

                                                         Total Pages:         13
                                                   Index to Exhibits:  Page   13

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(MARK ONE)                        FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1996

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM              TO
                                                ------------    -----------

                         Commission File Number 0-12811

                      GUARANTEED MORTGAGE CORPORATION III
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MICHIGAN                                       31-1054754
- ---------------------------------------    -----------------------------------
(State or other jurisdiction of                (I.R.S. Identification No.)
incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado        80111
- ------------------------------------------------------------------   --------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (303) 740-3370
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

     YES   x    NO
         -----     ----

Number of shares of common stock outstanding as of April 30, 1996:  1,000

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                      GUARANTEED MORTGAGE CORPORATION III

                                     INDEX
                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


    Condensed Balance Sheets, March 31, 1996 and December 31, 1995          3

    Condensed Statements of Operations and Retained Earnings,
      Three Months Ended March 31, 1996 and 1995                            4

    Condensed Statements of Cash Flows, Three Months Ended March 31,
      1996 and 1995                                                         5

    Notes to Condensed Financial Statements                                 6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           10

PART II   OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                13

SIGNATURES                                                                 13

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                      GUARANTEED MORTGAGE CORPORATION III
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                 MARCH 31,       DECEMBER 31,
                                                   1996              1995
                                                -----------      ------------
     ASSETS
     ------
     Cash                                       $     1,190      $     2,066
     Funds held by trustee                        1,138,854        1,336,403
     Mortgage-backed securities
       available-for-sale at estimated
       fair value                                54,270,671       56,975,222
     Accrued interest receivable                    396,913          440,701
     Due from affiliates                              5,313
                                                -----------     ------------

                                                $55,812,941      $58,754,392
                                                ===========     ============

     LIABILITIES AND SHAREHOLDER'S EQUITY
     ------------------------------------

     Liabilities:
       Bonds payable                            $52,256,761      $54,681,582
       Accrued liabilities, primarily
          interest                                  811,174          847,561
       Due to affiliates                                                 831
       Deferred income taxes                      1,101,191        1,283,665
                                                -----------     ------------

            Total liabilities                    54,169,126       56,813,639
                                                -----------     ------------

     Shareholder's equity:
       Common stock, $1 par value; 50,000
         shares authorized; 1,000 shares
         issued and outstanding                       1,000            1,000
       Additional paid-in capital                 1,113,332        1,113,332
       Retained deficit                          (1,122,303)      (1,099,076)
       Unrealized gains on securities
         available-for-sale, net of income
         taxes of $1,101,191 and $1,283,665       1,651,786        1,925,497
                                                -----------     ------------

        Total shareholder's equity                1,643,815        1,940,753
                                                -----------     ------------

                                                $55,812,941      $58,754,392
                                                ===========     ============



                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                           THREE MONTHS        THREE MONTHS
                                               ENDED               ENDED
                                             MARCH 31,           MARCH 31,
                                               1996                1995
                                           -------------       ------------

Revenues:
 Interest                                  $ 1,182,038         $2,545,137

 Fee income                                      7,268              8,074
                                           -----------         ----------

   Total revenues                            1,189,306          2,553,211
                                           -----------         ----------

Expenses:
 Interest                                    1,193,584          2,504,418

 General and administrative                     34,434             43,153
                                           -----------         ----------

   Total expenses                            1,228,018          2,547,571
                                           -----------         ----------

Income (loss) before income tax (benefit)      (38,712)             5,640

Income tax (benefit)                           (15,485)             2,256
                                           -----------         ----------

Net income (loss)                              (23,227)             3,384

Retained earnings (deficit) at
 beginning of quarter                       (1,099,076)           495,426
                                           -----------         ----------

Retained earnings (deficit) at
 end of quarter                            $(1,122,303)        $  498,810
                                           ===========         ==========






                            See accompanying notes.

                      GUARANTEED MORTGAGE CORPORATION III
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                    MARCH 31,       MARCH 31,
                                                      1996            1995
                                                  ------------    ------------

   Cash flows from operating activities:
    Net income (loss)                             $    (23,227)   $      3,384
    Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
      Provision for income tax (benefit)               (15,485)          2,256
     Operating changes in cash due to:
       Decrease in accrued interest receivable          43,788          18,024
       Increase in accrued liabilities                 232,515       1,077,477
                                                  ------------    ------------

        Net cash provided by operating activities      237,591       1,101,141
                                                  ------------    ------------

   Cash flows from investing activities:
     Principal amortization and prepayments
       of held-to-maturity mortgage-backed
       securities                                                    3,200,615
     Principal amortization and prepayments
       of available-for-sale mortgage-backed
       securities                                    2,248,366
     Decrease in funds held by trustee                 197,549          58,810
                                                  ------------    ------------

       Net cash provided by investing activities     2,445,915       3,259,425
                                                  ------------    ------------

   Cash flows from financing activities:
     Bond principal payments                        (2,693,723)     (4,273,450)
     Increase (decrease) in due affiliates               9,341         (85,406)
                                                  ------------    ------------

       Net cash used in financing activities        (2,684,382)     (4,358,856)
                                                  ------------    ------------

   Net increase (decrease) in cash                        (876)          1,710
   Cash at beginning of period                           2,066             450
                                                  ------------    ------------

   Cash at end of period                          $      1,190    $      2,160
                                                  ============    ============

   SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
   Cash paid during the period for interest       $    961,070    $  1,426,940
                                                  ============    ============



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

     RELATED PARTY TRANSACTIONS

     Transactions and arrangements between GMC III and PFCI, Pulte
     Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:


     -- GMC III has periodic interest-free cash and non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(5,313) and $831 at March 31, 1996 and December 31, 1995,
          respectively. Average month-end balances due these affiliates were $7,237 and $25,756 for the quarters ended March 31, 1996 and 1995, respectively.

     -- Certain of GMC III's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC III.

     -- PFCI incurs certain administrative expenses on behalf of GMC III, for which GMC III reimburses PFCI.

     --   During the quarters ended March 31, 1996 and 1995, GMC III paid
          $7,268 and $8,074, respectively, to PFCI for management fees related to the issuance and administration of non-recourse bonds (see Note 3).

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

          Given recent prepayment experience, it appears that GMC III will liquidate the collateral and redeem the bonds at dates where the remaining GNMA securities sale balances will be approximately 20% of the securities' original principal amounts. Such collateral sales and bond redemptions are projected to occur during 1996. Although GMC III's management approach and intent with respect to these securities remains unchanged, the ability to recognize future security sales for accounting purposes as securities held-to-maturity is not now applicable given recent updated collateral balance projections for the same redemption dates as previously used for all remaining bond series. Accordingly, GMC III reclassified all GNMA securities into the available-for-sale category effective September 30, 1995.

     -- Gains from the sale of mortgage-backed securities are calculated based on amortized cost.

                      GUARANTEED MORTGAGE CORPORATION III
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1995.

2. MORTGAGE-BACKED SECURITIES

   At March 31, 1996, mortgage-backed securities (GNMA certificates) had an estimated fair market value based on quoted market prices of $54,270,671, which included gross unrealized gains of $2,752,977 on securities with an amortized cost of $51,517,694. At December 31, 1995, these securities had an estimated fair market value based on quoted market prices of $56,975,222, which included gross unrealized gains of $3,209,162 on securities with an amortized cost of $53,766,060. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

3. BONDS PAYABLE

   Bonds payable at March 31, 1996 and December 31, 1995 consisted of one bond issue with a stated interest rate of 9.0. The bond issue has classes with serial maturities. The bond is secured by separate pools of mortgage-backed securities. Timing of the bond retirement is dependent upon payments received on mortgage loans. The bond is further collateralized by letters of credit in the aggregate amount of $517,000.

                      GUARANTEED MORTGAGE CORPORATION III
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


3. BONDS PAYABLE (CONTINUED)

   Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

   As of March 31, 1996, $57,667,756 was outstanding for three series of non-recourse bonds issued by GMC III, in the initial aggregate principal amount of $527,300,000, which are secured by funding notes or mortgage-backed securities in which GMC III has nominal or no ownership interest. In accordance with generally accepted accounting principles, these series of bonds are not treated as borrowings and, accordingly, such bonds and related collateral are not included on the balance sheet.

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

  The Company's pretax income (loss) was $(38,712) and $5,640 for the quarters ended March 31, 1996 and 1995, respectively. Earnings decreased during the first quarter ended March 31, 1996 as compared with the same period in 1995 primarily due to decreased interest spreads resulting from increased dispersion of average collateral coupon rates and the corresponding average bond coupon rates. Reductions in weighted average collateral coupon rates will continue as weighted average bond coupon rates increase as a result of lower interest bearing debt being paid down prior to the higher interest bearing debt. The company expects to continue to experience reductions in interest income as mortgage prepayments continue.

                      GUARANTEED MORTGAGE CORPORATION III


          KEY FACTORS IMPACTING INTEREST REVENUE AND INTEREST EXPENSE




                                                 Three Months  Three Months
                                                    Ended         Ended
                                                   March 31,     March 31,
                                                    1996          1995
                                                 ------------  ------------
     INTEREST REVENUE:
     -----------------


     Mortgage-backed securities portfolio
     balance at amortized cost at end of period   $51,517,694  $110,814,492

     Weighted average rate at end of period             9.00%        9.056%

     Funds held by trustee balance at
     end of period                                $ 1,138,854  $  2,216,573

     Interest income for the period               $ 1,176,720  $  2,535,211

     Interest income earned on funds held by
     trustee for the period                             5,318         9,925
                                                  -----------  ------------

     Total interest income                        $ 1,182,038  $  2,545,136
                                                  ===========  ============


                                                 Three Months  Three Months
                                                     Ended         Ended
                                                   March 31,     March 31,
                                                     1996          1995
                                                 ------------  ------------
     INTEREST EXPENSE:
     -----------------

     Bonds payable balance at end of period       $52,256,761  $111,680,712

     Weighted average rate at end of period             9.00%         8.89%

     Interest expense for the period              $ 1,193,584  $  2,504,418
                                                  ===========  ============

                      GUARANTEED MORTGAGE CORPORATION III


  FINANCIAL CONDITION
  -------------------

  The Company's bonds are secured by a collateral package consisting of the Certificates purchased in connection with the issuance of the bond series, or Funding Notes or a combination thereof, letters of credit and cash. The collateral package is pledged to NBD Bank, N.A. as trustee on behalf of the holders of the bonds. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

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

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibit is required to be filed as part of this report as required under 601c(2) of Regulation S-K: 27. Financial Data Schedule for the 10-Q for the quarter ended March 31, 1996.

        (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      GUARANTEED MORTGAGE CORPORATION III



         May 13, 1996            By:   /s/ James A. Weissenborn
      ------------------              -------------------------------
          (Date)                      James A. Weissenborn, President
                                      (Principal Executive Officer)



         May 13, 1996            By:   /s/ Bruce E. Robinson
      ------------------              -----------------------------
          (Date)                      Bruce E. Robinson,
                                      Vice President-Finance and Treasurer
                                      (Principal Financial Officer)

                                Exhibit Index


Exhibit No.             Description
- -----------             -----------

27                      Financial Data Schedule